Form 10-Q
period 2002-06-30
LAND O LAKES FARMLAND FEED LLC
filed 2002-08-14
CIK 1174731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSION PERIOD FROM _____ TO _____.
                         COMISSION FILE NUMBER 333-84486


                         LAND O'LAKES FARMLAND FEED LLC
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      41-1981848
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)


                               1080 COUNTY ROAD F
                          ARDEN HILLS, MINNESOTA 55112
              (Address of principal executive offices and zip code)


                                 (651) 481-4700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes               No      X
     -------         ----------

                               TABLE OF CONTENTS



                                                                                                                  PAGE
                                                                                                                  ----

   PART I.  FINANCIAL INFORMATION...........................................................................        3
   ITEM 1.  FINANCIAL STATEMENTS............................................................................        3

   Financial Statements (unaudited) for the three months
    and six months ended June 30, 2002 and 2001
   Consolidated Balance Sheets as of June 30, 2002 and
     December 31, 2001......................................................................................        3
   Consolidated Statements of Operations for the three months and six months
     ended June 30, 2002 and 2001...........................................................................        4
   Consolidated Statements of Cash Flows for the six months
     ended June 30, 2002 and 2001...........................................................................        5
   Notes to Consolidated Financial Statements...............................................................        6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........       18

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................       31

   PART II. OTHER INFORMATION...............................................................................       32

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................       33

   SIGNATURES...............................................................................................       34


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS



                                                                                             JUNE 30,    DECEMBER 31,
                                                                                               2002         2001
                                                                                             --------     --------
                                                                                                ($ IN THOUSANDS)
                                                                                                   (UNAUDITED)
                                            ASSETS
Current assets:
  Cash and short-term investments .......................................................    $      -     $  3,019
  Receivables, net ......................................................................      97,769      119,063
  Inventories ...........................................................................     109,892      113,559
  Prepaid expenses ......................................................................       5,478        6,472
  Notes receivable - Land O'Lakes, Inc. .................................................       7,444            -
                                                                                             --------     --------
                         Total current assets ............................................    220,583      242,113
Investments ..............................................................................     32,510       31,496
Property, plant and equipment, net .......................................................    305,960      326,956
Goodwill, net ............................................................................    107,329      104,749
Other intangibles, net ...................................................................     99,645      100,663
Other assets .............................................................................     27,836       27,640
                                                                                             --------     --------
                         Total assets ....................................................   $793,863     $833,617
                                                                                             ========     ========

                                            LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ........................................                  $  3,500     $  5,000
  Notes payable - Land O'Lakes, Inc. ......................................                         -       29,210
  Accounts payable ........................................................                    90,850      117,074
  Accrued expenses ........................................................                    31,493       35,132
                                                                                             --------     --------
                         Total current liabilities .......................................    125,843      186,416
Notes payable - Land O'Lakes, Inc. .......................................................     59,664       59,664
Employee benefits and other liabilities ..................................................     34,211       36,656
Minority interests .......................................................................      3,020        2,919
Equities:
  Contributed capital ....................................................................    515,044      515,044
  Retained earnings .....................................................................,     56,081       32,918
                                                                                             --------     --------
                         Total equities ..................................................    571,125      547,962
                                                                                             --------     --------
Commitments and contingencies
Total liabilities and equities ...........................................................   $793,863     $833,617
                                                                                             ========     ========



          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         --------------------------    --------------------------
                                                             2002          2001           2002           2001
                                                         --------------------------------------------------------
                                                                            ($ IN THOUSANDS)
                                                                               (UNAUDITED)
Net sales .........................................      $   576,580    $   392,958    $ 1,180,003    $   796,493
Cost of sales .....................................          506,244        357,602      1,036,839        729,769
                                                         -----------    -----------    -----------    -----------
Gross profit ......................................           70,336         35,356        143,164         66,724
Selling, general and administration ...............           61,155         25,564        120,830         52,489
Restructuring and impairment charges (reversals)...            1,041           (843)         4,476         (1,809)
                                                         -----------    -----------    -----------    -----------
Earnings from operations ..........................            8,140         10,635         17,858         16,044
Interest (income) expense, net ....................             (618)         1,682         (1,344)         3,454
Gain on sale of intangibles .......................                -              -         (4,184)             -
Equity in earnings of affiliated companies ........              (60)          (530)          (263)          (831)
Minority interest in earnings of subsidiaries .....              276            285            486            213
                                                         -----------    -----------    -----------    -----------
Net earnings ......................................      $     8,542    $     9,198    $    23,163    $    13,208
                                                         ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                         ----------------------
                                                                           2002          2001
                                                                         ---------    ---------
                                                                            ($ IN THOUSANDS)
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings .....................................................   $  23,163    $  13,208
    Adjustment to reconcile net earnings to cash provided
      by (used in) operating activities:
      Depreciation and amortization ..................................      24,077        8,142
      Bad debt expense ...............................................       1,850           52
      Increase in other assets .......................................      (5,747)      (2,243)
      Decrease in other liabilities ..................................      (2,445)      (3,973)
      Restructuring and impairment charges (reversals)  ..............       4,476       (1,809)
      Equity in earnings in affiliated companies .....................        (263)        (831)
      Minority interests .............................................         486          213
    Changes in current assets and liabilities, net of acquisitions and divestitures:
      Receivables ....................................................      19,444        8,604
      Inventories ....................................................       3,667        8,890
      Other current assets ...........................................         994        4,398
      Accounts payable ...............................................     (26,224)     (13,168)
      Accrued expenses ...............................................      (6,462)     (26,837)
                                                                         ---------    ---------
    Net cash provided by (used in) operating activities ..............      37,016       (5,354)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment .......................      (8,522)      (7,916)
    Payments for investments .........................................           -         (563)
    Proceeds from investments ........................................       1,056          476
    Proceeds from sale of property, plant and equipment ..............       5,585        1,840
                                                                         ---------    ---------
    Net cash used by investing activities ............................      (1,881)      (6,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) Increase in short-term debt ...........................      (1,500)         900
    Proceeds from note payable to Land O'Lakes, Inc...................     228,196      184,717
    Payments on note payable to Land O'Lakes, Inc. ...................    (264,850)    (174,100)
                                                                         ---------    ---------
    Net cash (used in) provided by financing activities ..............     (38,154)      11,517
                                                                         ---------    ---------
    Net decrease in cash and short-term investments ..................      (3,019)           -
Cash and short-term investments at beginning of period ...............       3,019            -
                                                                         ---------    ---------
Cash and short-term investments at end of period .....................   $       -    $       -
                                                                         =========    =========
Supplementary Disclosure of Cash Flow Information:
    Cash paid during periods for:
      Interest, net of interest capitalized ..........................    $      -    $       -

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes Farmland Feed LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in our Registration Statement on Form S-4, as amended. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Land O'Lakes Farmland Feed LLC has adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, Land O'Lakes Farmland Feed LLC has performed step one of the impairment testing of goodwill for the balances as of January 1, 2002 by June 30, 2002. The fair value of goodwill did not exceed the carrying amount, therefore the second step of impairment testing is not required and no impairment has been recognized in the current year of adoption.

    Land O'Lakes Farmland Feed LLC will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, we are no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

    The following table presents a reconciliation of net earnings adjusted for the exclusion of amortization of goodwill no longer required to be amortized, net of income taxes:



                                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                 -------   -------   -------   -------
                                                  2002      2001      2002       2001
                                                 -------   -------   -------   -------
Net earnings .................................   $ 8,542   $ 9,198   $23,163   $13,208
Add back: Goodwill amortization, net of tax...         -       240         -       416
                                                 -------   -------   -------   -------
Adjusted net earnings ........................   $ 8,542   $ 9,438   $23,163   $13,624
                                                 =======   =======   =======   =======



                                                         THREE
                                                      MONTHS ENDED
                                                      DECEMBER  31,
                                                2001     2000
                                              -------   -------
Net earnings (loss) .......................   $39,146   $(6,228)
Add back: Goodwill amortization, net of tax     1,041        85
                                              -------   -------
Adjusted net earnings .....................   $40,187   $(6,143)
                                              =======   =======


2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                              AS OF JUNE 30, 2002
                                          ---------------------------
                                          GROSS CARRYING ACCUMULATED
                                               AMOUNT    AMORTIZATION
                                          -------------- ------------
Amortized intangible assets
  Trademarks .............................    $   882      $  (217)
  Patents ................................     16,373       (1,194)
  Agreements not to compete...............      1,402         (486)
  Other ..................................      9,930       (4,008)
                                              -------      -------
  Total ..................................    $28,587      $(5,905)
                                              =======      =======
Unamortized intangible assets
  Trademarks ..............................   $76,963
                                              =======
Aggregate amortization expense:
  For six months ended June 30, 2002 ......   $ 1,797
Estimated amortization expense:
  For six months ended December 31, 2002...   $ 1,797
  For year ended December 31, 2003 ........     3,594
  For year ended December 31, 2004 ........     3,594
  For year ended December 31, 2005 ........     3,594
  For year ended December 31, 2006 ........     3,478
  For year ended December 31, 2007 ........     3,478

    The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

Balance as of January 1, 2002.........................    $   104,749
  Reallocation of purchase price......................          2,808
  Amortization expense................................           (244)
                                                          -----------
 Balance as of June 30, 2002..........................    $   107,329
                                                          ===========

3.  RECEIVABLES

    A summary of receivables is as follows:

                                                    JUNE 30,  DECEMBER 31,
                                                      2002       2001
                                                    --------   --------
Trade accounts .................................... $ 19,841   $ 25,320
Notes and contracts ...............................   17,689     18,071
Notes from sale of trade receivables (see Note 4)..   64,411     70,878
Other .............................................    7,231     13,879
                                                    --------   --------
                                                     109,172    128,148
Less allowance for doubtful accounts ..............   11,403      9,085
                                                    --------   --------
Total receivables, net ............................ $ 97,769   $119,063
                                                    ========   ========

4.  RECEIVABLES PURCHASE FACILITY

    In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At June 30, 2002 and December 31, 2001, there was $30.0 million and $75.8 million outstanding, respectively. The total accounts receivable sold by the Company during the three months and six months ended June 30, 2002 were $545.5 million and $1,125.2 million, respectively.

5.  INVENTORIES

    A summary of inventories is as follows:

                                    JUNE 30,  DECEMBER 31,
                                      2002       2001
                                    --------   --------
                Raw materials ..... $ 75,825   $ 63,435
                Finished goods ....   34,067     50,124
                                    --------   --------
                Total inventories.. $109,892   $113,559
                                    ========   ========

6.  INVESTMENTS

    The Company's investments are as follows:

                                                                         JUNE 30,   DECEMBER 31,
                                                                           2002         2001
                                                                        ---------    ---------
                  Harmony Farms, LLC...........................         $   3,596    $   3,969
                  New Feeds, LLC...............................             3,034        3,214
                  Iowa River Feeds, LLC........................             2,581        2,648
                  Agland Farmland Feed, LLC....................             2,286        2,435
                  Pro-Pet, LLC.................................             2,730        2,362
                  Nutri-Tech Feeds, LLC........................             2,319        2,314
                  LOLFF SPV, LLC...............................             1,000        1,805
                  Northern Country Feeds, LLC..................             1,687        1,652
                  CalvaAlto Liquid, LLC........................             1,302        1,302
                  T-PM Holding Company.........................             1,280        1,290
                  Northern Colorado Feed, LLC..................             1,098        1,210
                  Strauss Feeds, LLC...........................             1,139        1,073
                  Nutrikowi, LLC...............................               876          783
                  Dakotaland Feeds, LLC........................               684          736
                  Other........................................             6,898        4,703
                                                                        ---------    ---------
                  Total investments............................         $  32,510    $  31,496
                                                                        =========    =========

All of the above investments are accounted for under the equity method with the exception of a portion of the investments under the caption "Other."

7.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property plant and equipment is as follows:

                                                                              JUNE 30,    DECEMBER 31,
                                                                                2002          2001
                                                                            -----------   -----------
                            Land and land improvements..................    $    23,613   $    23,826
                            Buildings and building equipment............        121,511       124,205
                            Machinery and equipment.....................        240,208       247,186
                            Construction in progress....................         18,237        13,019
                                                                            -----------   -----------
                                                                                403,569       408,236
                            Less accumulated depreciation...............         97,609        81,280
                                                                            -----------   -----------
                            Total property, plant and equipment, net....    $   305,960   $   326,956
                                                                            ===========   ===========

8.  RESTRUCTURING AND IMPAIRMENT CHARGES

    For the three months ended June 30, 2002, the Company recorded a $1.0 million restructuring and impairment charge of which $0.8 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $0.2 million was related to employee severance and outplacement costs for employees at the Ft. Dodge, IA office and other plant facilities. The 2001 reversal of $0.8 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

    For the six months ended June 30, 2002 the Company recorded restructuring and impairment charges of $4.5 million. Of this amount, $2.8 million represented severance and outplacement costs for 136 employees at the Ft. Dodge office and other plant facilities and $1.7 million represented a write-down of certain impaired plant assets. $2.3 million of the charges remained accrued as of June 30, 2002. For the six months ended June 30, 2001, the Company recorded a restructuring reversal of $1.8 million for the sale of certain assets that had been written off in December 2000, and to reflect the decision to continue to operate a plant previously scheduled for shutdown.

9.  GAIN ON SALE OF INTANGIBLES

    For the six months ended June 30, 2002, the Company recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

10.  RELATED PARTY TRANSACTIONS

    In accordance with the Management Services Agreement between Land O'Lakes, Inc. and Farmland Industries (Farmland), Land O'Lakes, Inc. charges the Company for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and information technology support. These costs totaled $1.8 million and $1.1 million for the three months ended June 30, 2002 and 2001, respectively, and $3.5 million and $3.2 for the six months ended June 30, 2002 and 2001, respectively.

    Payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $25.8 million and $25.8 million for the three months ended June 30, 2002 and 2001, respectively, and $
52.4 and $51.9 for the six months ended June 30, 2002 and 2001, respectively.

    As part of the acquisition of Purina Mills on October 11, 2001, Land O'Lakes, Inc. assumed certain liabilities, including a $59.7 million deferred tax liability. The Company has established a noncurrent note payable for this liability and, as future taxes relating to the deferred tax liability are paid by Land O'Lakes, Inc., the Company will make a corresponding payment to Land O'Lakes, Inc. This note is non-interest bearing and $59.7 million was outstanding at June 30, 2002 and December 31, 2001.

    The Company has a $100 million revolving credit facility with Land O'Lakes, Inc. which bears interest at LIBOR plus 260 basis points. The facility terminates on October 31, 2002, and is renewable annually. The Company had a note receivable from Land O' Lakes, Inc. of $7.4 million at June 30, 2002 and a note payable to Land O' Lakes, Inc. of $29.2 million at December 31, 2001.

    The Company entered into a Feed Supply Agreement with Farmland whereby Farmland agreed to purchase all of its feed and ingredients, excluding grain, from the Company. Such sales are made at prices competitive with those available from other suppliers. Sales to Farmland under the agreement totaled $.3 million and $2.4 million for the three months ended June 30, 2002 and 2001, respectively, and $1.5 and $4.1 for the six months ended June 30, 2002 and 2001, respectively.

    Sales to unconsolidated subsidiaries of the Company totaled $11.5 million and $10.1 million for the three months ended June 30, 2002 and 2001, respectively, and $22.4 and $19.3 for the six months ended June 30, 2002 and 2001, respectively.

11.  CONSOLIDATING FINANCIAL INFORMATION

    Land O'Lakes, Inc. issued $350 million in senior notes which are guaranteed by Land O'Lakes, Inc. and certain of its wholly and majority owned subsidiaries, including the Company, (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

    The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for the Company, Guarantor Subsidiaries and the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002


                                                                           WHOLLY OWNED
                           LAND O'LAKES                                  SUBSIDIARIES OF
                             FARMLAND    WHOLLY OWNED    WHOLLY OWNED         PURINA         NON-
                               FEED     SUBSIDIARIES OF  PURINA MILLS,      MILLS, LLC     GUARANTOR
                            LLC PARENT     LOL FF LLC     LLC PARENT          PARENT      SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                            ----------  ---------------  -------------   ---------------  ------------    ------------ ------------
                                                                  ($ IN THOUSANDS)
                                                                     (UNAUDITED)

                                                                       ASSETS
Current assets:
   Cash and short-term
      Investments .......... $ (12,263)      $   4,965      $   5,876      $      (3)      $   1,425          $   -         $     -
   Receivables, net ........   109,966          20,176          2,063         12,130           6,920        (53,486)         97,769
   Inventories .............    48,534          13,667         41,413          2,074           4,204              -         109,892
   Prepaid expenses ........     2,885           1,070          1,256              4             263              -           5,478
   Note receivable -
      Land O'Lakes, Inc ....     7,444               -              -              -               -              -           7,444
                             ---------       ---------      ---------      ---------       ---------      ---------       ---------
         Total current
         assets ............   156,566          39,878         50,608         14,205          12,812        (53,486)        220,583
Investments ................   427,552             258          4,189          8,613           2,196       (410,298)         32,510
Property, plant and
   equipment, net ..........    81,390           7,789        208,172          1,116           7,493              -         305,960
Goodwill, net ..............    13,684           3,655         89,680              -             310              -         107,329
Other intangibles, net .....     1,300           1,591         96,445              -             309              -          99,645
Other assets ...............    36,429           2,044         20,301              -           1,151        (32,089)         27,836
                             ---------       ---------      ---------      ---------       ---------      ---------       ---------
         Total assets ...... $ 716,921       $  55,215      $ 469,395      $  23,934       $  24,271      $(495,873)      $ 793,863
                             =========       =========      =========      =========       =========      =========       =========

                                                               LIABILITIES AND EQUITIES
Current liabilities:
   Notes and short-term
      obligations .......... $   3,500         $     -         $   $               -            $  -          $   -       $   3,500
   Accounts payable ........    72,526          21,263         31,536         13,926           5,085        (53,486)         90,850
   Accrued expenses ........    11,222           1,617         17,207            124           1,323              -          31,493
                             ---------       ---------      ---------      ---------       ---------      ---------       ---------
         Total current
         liabilities .......    87,248          22,880         48,743         14,050           6,408        (53,486)        125,843
Notes payable -
   Land O'Lakes, Inc .......    59,664           4,902         23,652              -           3,535        (32,089)         59,664
Employee benefits and
   other liabilities .......      (252)              -         34,021              -             442              -          34,211
Minority interests .........      (864)            866             26              -           2,992              -           3,020
Equities:
   Contributed capital .....   515,044          15,950        338,483         13,025          10,117       (377,575)        515,044
   Retained earnings
      (accumulated
      deficit) .............    56,081          10,617         24,470         (3,141)            777        (32,723)         56,081
                             ---------       ---------      ---------      ---------       ---------      ---------       ---------
         Total equities ....   571,125          26,567        362,953          9,884          10,894       (410,298)        571,125
                             ---------       ---------      ---------      ---------       ---------      ---------       ---------
Total liabilities and
equities ................... $ 716,921       $  55,215      $ 469,395      $  23,934       $  24,271      $(495,873)      $ 793,863
                             =========       =========      =========      =========       =========      =========       =========


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002




                                                                                      WHOLLY OWNED
                                    LAND O'LAKES    WHOLLY OWNED     WHOLLY OWNED    SUBSIDIARIES OF        NON-
                                    FARMLAND FEED  SUBSIDIARIES OF   PURINA MILLS,    PURINA MILLS,      GUARANTOR
                                     LLC PARENT      LOL FF LLC       LLC PARENT        LLC PARENT      SUBSIDIARIES  CONSOLIDATED
                                    -------------  ---------------   -------------   ---------------    ------------  ------------
                                                                ($ IN THOUSANDS)
                                                                     (UNAUDITED)
Net sales ........................... $ 313,253       $  49,583        $ 193,106        $   6,813        $  13,825       $ 576,580
Cost of sales .......................   285,130          44,855          159,040            5,039           12,180         506,244
                                      ---------       ---------        ---------        ---------        ---------       ---------
Gross profit ........................    28,123           4,728           34,066            1,774            1,645          70,336
Selling, general and administration..    27,238           3,084           26,573            3,168            1,092          61,155
Restructuring and impairment
   charges ..........................     1,041               -                -                -                -           1,041
                                      ---------       ---------        ---------        ---------        ---------       ---------
(Loss) earnings from operations .....      (156)          1,644            7,493           (1,394)             553           8,140
Interest (income) expense, net ......      (499)            129             (271)              (5)              28            (618)
Equity in (earnings) loss of
   affiliated companies .............      (370)           (106)              22              394                -             (60)
Minority interest in (loss)
   earnings of subsidiaries .........       (86)            206                2                -              154             276
                                      ---------       ---------        ---------        ---------        ---------       ---------
Net earnings (loss) ................. $     799       $   1,415        $   7,740        $  (1,783)       $     371       $   8,542
                                      =========       =========        =========        =========        =========       =========


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002





                                                       WHOLLY OWNED                    WHOLLY OWNED
                                     LAND O'LAKES    SUBSIDIARIES OF   WHOLLY OWNED   SUBSIDIARIES OF       NON-
                                     FARMLAND FEED    LAND O'LAKES     PURINA MILLS,   PURINA MILLS,     GUARANTOR
                                      LLC PARENT    FARMLAND FEED LLC   LLC PARENT      LLC PARENT      SUBSIDIARIES   CONSOLIDATED
                                     -------------  -----------------  -------------  ---------------   ------------   ------------
                                                                               ($ IN THOUSANDS)
                                                                                  (UNAUDITED)
Net sales .........................  $   649,598      $    88,328      $   400,840     $    13,942      $    27,295     $ 1,180,003
Cost of sales .....................      590,397           79,732          331,705          10,368           24,637       1,036,839
                                     -----------      -----------      -----------     -----------      -----------     -----------
Gross profit ......................       59,201            8,596           69,135           3,574            2,658         143,164
Selling, general and administration       55,435            5,504           52,471           5,083            2,337         120,830
Restructuring and impairment
   charges ........................        4,476                -                -               -                -           4,476
                                     -----------      -----------      -----------     -----------      -----------     -----------
(Loss) earnings from operations ...         (710)           3,092           16,664          (1,509)             321          17,858
Interest (income) expense, net ....       (1,116)             241             (559)             (5)              95          (1,344)
Gain on sale of intangibles .......       (4,184)               -                -               -                -          (4,184)
Equity in (earnings) loss of
   affiliated companies ...........         (840)               -              (57)            634                -            (263)
Minority interest in earnings
   of subsidiaries ................           33              206               69               -              178             486
                                     -----------      -----------      -----------     -----------      -----------     -----------
Net earnings (loss) ...............  $     5,397      $     2,645      $    17,211     $    (2,138)     $        48     $    23,163
                                     ===========      ===========      ===========     ===========      ===========     ===========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                        WHOLLY OWNED
                                                        SUBSIDIARIES     WHOLLY   WHOLLY OWNED
                                           LAND O'LAKES   OF LAND        OWNED    SUBSIDIARIES
                                             FARMLAND     O'LAKES       PURINA     OF PURINA      NON-
                                               FEED      FARMLAND        MILLS,      MILLS,    GUARANTOR
                                            LLC PARENT   FEED LLC     LLC PARENT  LLC PARENT  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                           ------------  -----------  ---------- ------------ ------------ ------------ ------------
                                                                ($ IN THOUSANDS)
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ......................$  5,397    $   2,645    $  17,211  $  (2,138)  $      48    $       -    $  23,163
   Adjustment to reconcile net earnings
      (loss) to cash provided (used) by
      operating activities:
      Depreciation and amortization .........   7,331          430       15,756        174         386            -       24,077
      Bad debt expense ......................   1,850            -            -          -           -            -        1,850
      Decrease (increase) in other assets ...  25,218        2,787       (3,849)       583         437      (30,923)      (5,747)
      (Decrease) increase in other
          liabilities .......................    (213)      (3,344)         970          -         142            -       (2,445)
      Restructuring and impairment charges ..   4,476            -            -          -           -            -        4,476
      Equity in (earnings) loss of
         affiliated companies ...............    (840)           -          (57)       634           -            -         (263)
      Minority interests ....................      33          206           69          -         178            -          486
   Changes in current assets and
      liabilities, net of acquisitions and
         divestitures:
      Receivables ...........................  (8,706)      (6,032)       7,758        202      (2,308)      28,530       19,444
      Inventories ...........................  (2,315)       1,867        1,980        328       1,807            -        3,667
      Other current assets ..................      (2)        (183)       1,167         (4)         16            -          994
      Accounts payable ......................  22,773       (2,077)      (8,046)       (83)     (2,708)     (36,083)     (26,224)
      Accrued expenses ......................  (4,772)         199       (1,911)       230        (208)           -       (6,462)
                                             --------    ---------    ---------  ---------   ---------    ---------    ---------
   Net cash provided (used) by operating
      activities ............................  50,230       (3,502)      31,048        (74)     (2,210)     (38,476)      37,016
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
      equipment .............................  (3,369)        (331)      (4,592)      (143)        (87)           -       (8,522)
   Proceeds from sale of investment .........     681            -          375          -           -            -        1,056
   Proceeds from sale of property, plant
      and equipment .........................   5,585            -            -          -           -            -        5,585
                                             --------    ---------    ---------  ---------   ---------    ---------    ---------
   Net cash provided (used) by investing
      activities ............................   2,897         (331)      (4,217)      (143)        (87)           -       (1,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt ...  (8,962)       6,031            -          -       1,431            -       (1,500)
   Proceeds from note payable to
      Land O'Lakes, Inc ..................... 189,720            -            -          -           -       38,476      228,196
   Payments on note payable to
      Land O'Lakes, Inc .....................(226,374)      (1,610)     (35,111)         -      (1,755)           -     (264,850)
                                             --------    ---------    ---------  ---------   ---------    ---------    ---------
   Net cash (used) provided by
      financing activities .................. (45,616)       4,421      (35,111)         -        (324)      38,476      (38,154)
                                             --------    ---------    ---------  ---------   ---------    ---------    ---------
   Net increase (decrease) in cash ..........   7,511          588       (8,280)      (217)     (2,621)           -       (3,019)
Cash and short-term investments at
   beginning of period ...................... (19,774)       4,377       14,156        214       4,046            -        3,019
                                             --------    ---------    ---------  ---------   ---------    ---------    ---------
Cash and short-term investments at
   end of period ............................$(12,263)   $   4,965    $   5,876  $      (3)  $   1,425    $       -    $       -
                                             ========    =========    =========  =========   =========    =========    =========


                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001


                                    LAND      WHOLLY OWNED      WHOLLY      WHOLLY OWNED
                                  O'LAKES     SUBSIDIARIES      OWNED       SUBSIDIARIES
                                  FARMLAND   OF LAND O'LAKES    PURINA       OF PURINA         NON-
                                    FEED        FARMLAND        MILLS,         MILLS,       GUARANTOR
                                 LLC PARENT     FEED LLC      LLC PARENT        LLC        SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                 ----------   ------------    ----------    ------------   ------------  ------------  ------------
                                                                       ($ IN THOUSANDS)
                                                                          (UNAUDITED)
                                                                             ASSETS
Current assets:
   Cash and short-term
      investments .............   $ (19,774)     $   4,377     $  14,156      $     214      $   4,046         $  -      $   3,019
Receivables, net ..............     103,219         14,147         9,860         12,417         (4,556)     (24,956)       119,063
Inventories ...................      46,219         15,534        43,393          2,402          6,011            -        113,559
Prepaid expenses ..............       2,883            887         2,423              -            279            -          6,472
                                  ---------      ---------     ---------      ---------      ---------    ---------      ---------
   Total current
      assets ..................     132,547         34,945        69,652         15,033         14,892      (24,956)       242,113
Investments ...................     391,970            258        19,712         11,077          1,303     (392,824)        31,496
Property, plant and
   equipment, net .............      90,709          7,887       219,421          1,147          7,792            -        326,956
Goodwill, net .................      13,262          3,656        86,872              -            959            -        104,749
Other intangibles, net ........       1,163              -        99,169              -            331            -        100,663
Other assets ..................      88,531          3,246             -              -          1,232      (65,369)        27,640
                                  ---------      ---------     ---------      ---------      ---------    ---------      ---------
   Total assets ...............   $ 718,182      $  49,992     $ 494,826      $  27,257      $  26,509    $(483,149)     $ 833,617
                                  =========      =========     =========      =========      =========    =========      =========

                                                                   LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term
   obligations ................   $   4,509      $      23          $  -      $       -      $     468         $  -      $   5,000
Notes payable-Land
   O'Lakes, Inc ...............      29,210              -             -              -              -            -         29,210
Accounts payable ..............      78,451         12,211        24,136         14,009          5,670      (17,403)       117,074
Accrued expenses ..............      13,170          1,418        19,120           (108)         1,532            -         35,132
                                  ---------      ---------     ---------      ---------      ---------    ---------      ---------
   Total current
      liabilities .............     125,340         13,652        43,256         13,901          7,670      (17,403)       186,416
Notes payable-Land
   O'Lakes, Inc ...............      59,664          6,512        58,763              -          5,290      (70,565)        59,664
Employee benefits and
   other liabilities ..........         755          2,644        32,980              -            277            -         36,656
Minority interests ............        (840)           910            28              -          2,821            -          2,919
Equities:
   Contributed capital ........     515,044         18,300       350,600         16,299          9,982     (395,181)       515,044
   Retained earnings
      (accumulated deficit)....      18,219          7,947         9,199         (2,934)           469            -         32,918
                                  ---------      ---------     ---------      ---------      ---------    ---------      ---------
      Total equities ..........     533,263         26,274       359,799         13,356         10,451     (395,181)       547,962
                                  ---------      ---------     ---------      ---------      ---------    ---------      ---------
Total liabilities and
   equities ...................   $ 718,182      $  49,992     $ 494,826      $  27,257      $  26,509    $(483,149)     $ 833,617
                                  =========      =========     =========      =========      =========    =========      =========


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001




                               LAND O'LAKES        WHOLLY OWNED            NON-
                              FARMLAND FEED      SUBSIDIARIES OF        GUARANTOR
                                LLC PARENT          LOL FF LLC         SUBSIDIARIES        CONSOLIDATED
                              -------------      ---------------       ------------        ------------
                                                           ($ IN THOUSANDS)
                                                             (UNAUDITED)
Net sales ...................   $ 333,364            $  39,369           $  20,225           $ 392,958
Cost of sales ...............     303,273               35,646              18,683             357,602
                                ---------            ---------           ---------           ---------
Gross profit ................      30,091                3,723               1,542              35,356
Selling, general and
   administration ...........      22,508                2,030               1,026              25,564
Restructuring and impairment
   (reversals) ..............        (843)                   -                   -                (843)
                                ---------            ---------           ---------           ---------
Earnings from operations ....       8,426                1,693                 516              10,635
Interest expense, net .......       1,366                  178                 138               1,682
Equity in earnings of
   affiliated companies .....        (530)                   -                   -                (530)
Minority interest in earnings
   of subsidiaries ..........           1                   94                 190                 285
                                ---------            ---------           ---------           ---------
Net earnings ................   $   7,589            $   1,421           $     188           $   9,198
                                =========            =========           =========           =========


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001



                                              WHOLLY OWNED
                                             SUBSIDIARIES OF
                               LAND O'LAKES   LAND O'LAKES         NON-
                               FARMLAND FEED  FARMLAND FEED      GUARANTOR
                                LLC PARENT         LLC          SUBSIDIARIES   CONSOLIDATED
                               -------------  ---------------   ------------   ------------
                                                      ($ IN THOUSANDS)
                                                        (UNAUDITED)
Net sales ...................   $ 688,896        $  73,953       $  33,644       $ 796,493
Cost of sales ...............     631,040           66,971          31,758         729,769
                                ---------        ---------       ---------       ---------
Gross profit ................      57,856            6,982           1,886          66,724
Selling, general and
   administration ...........      46,790            4,233           1,466          52,489
Restructuring and impairment
   (reversals) ..............      (1,809)               -               -          (1,809)
                                ---------        ---------       ---------       ---------
Earnings from operations ....      12,875            2,749             420          16,044
Interest expense, net .......       2,846              362             246           3,454
Equity in earnings of
   affiliated companies .....        (831)               -               -            (831)
Minority interest in earnings
   of subsidiaries ..........           3              147              63             213
                                ---------        ---------       ---------       ---------
Net earnings ................   $  10,857        $   2,240       $     111       $  13,208
                                =========        =========       =========       =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001





                                                               WHOLLY OWNED
                                                              SUBSIDIARIES OF
                                               LAND O'LAKES    LAND O'LAKES          NON-
                                               FARMLAND FEED   FARMLAND FEED      GUARANTOR
                                                LLC PARENT        LLC            SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                               -------------  ---------------    ------------     ------------     ------------
                                                     ($ IN THOUSANDS)
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ...............................  $  10,857        $   2,240        $     111          $     -        $  13,208
   Adjustment to reconcile net earnings
      to cash provided (used) by operating
      activities:
      Depreciation and amortization ...........      7,292              384              466                -            8,142
      Bad debt expense ........................         52                -                -                -               52
      (Increase) decrease in other assets .....     (9,048)           1,663             (889)           6,031           (2,243)
      (Decrease) increase in other liabilities.     (3,131)            (847)               5                -           (3,973)
      Restructuring and impairment reversals ..     (1,809)               -                -                -           (1,809)
      Equity in earnings of affiliated
         companies ............................       (831)               -                -                -             (831)
      Minority interests ......................          3              147               63                -              213
   Changes in current assets and liabilities,
      net of acquisitions and divestitures:
   Receivables ................................     25,646           (3,036)            (270)         (13,736)           8,604
   Inventories ................................      7,772              866              252                -            8,890
   Other current assets .......................      4,543             (144)              (1)               -            4,398
   Accounts payable ...........................    (14,499)            (639)             (35)           2,005          (13,168)
   Accrued expenses ...........................    (23,924)          (1,636)          (1,277)               -          (26,837)
                                                 ---------        ---------        ---------        ---------        ---------
Net cash provided (used) by operating
   activities .................................      2,923           (1,002)          (1,575)          (5,700)          (5,354)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment..     (7,005)            (801)            (110)               -           (7,916)
   Payments for investments ...................       (259)               -             (304)               -             (563)
   Proceeds from sale of investment ...........        476                -                -                -              476
   Proceeds from sale of property, plant and
      equipment ...............................      1,840                -                -                -            1,840
                                                 ---------        ---------        ---------        ---------        ---------
   Net cash used by investing
      activities ..............................     (4,948)            (801)            (414)               -           (6,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt .....        867           (1,466)              (1)           1,500              900
   Proceeds from note payable to Land O'
      Lakes, Inc ..............................    179,621                -              896            4,200          184,717
   Payments on note payable to Land O'
      Lakes, Inc ..............................   (170,858)          (2,478)            (764)               -         (174,100)
                                                 ---------        ---------        ---------        ---------        ---------
   Net cash provided (used) by financing
      activities ..............................      9,630           (3,944)             131            5,700           11,517
                                                 ---------        ---------        ---------        ---------        ---------
   Net increase (decrease) in cash ............      7,605           (5,747)          (1,858)               -                -
Cash and short-term investments at
   beginning of period ........................     (9,792)           7,397            2,395                -                -
                                                 ---------        ---------        ---------        ---------        ---------
Cash and short-term investments at end of
   period......................................  $  (2,187)       $   1,650        $     537            $   -             $  -
                                                 =========        =========        =========        =========        =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussions of financial condition and results of operations of Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed") together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management Land O'Lakes Farmland Feed. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements.

OVERVIEW

General

    Land O'Lakes Farmland Feed produces both commercial and lifestyle feed for a wide variety of animals, including dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock use Land O'Lakes Farmland Feed's commercial feed products. Customers who own animals principally for non-commercial purposes use Land O'Lakes Farmland Feed's lifestyle feed products. Land O'Lakes Farmland Feed markets animal feed products under the Land O'Lakes Farmland Feed label. Through its wholly owned subsidiary Purina Mills, LLC, Land O'Lakes Farmland Feed also markets animal feed, other than dog and cat food, under the leading brands in the industry, Purina, Chow and the "Checkerboard " Nine Square Logo.

    Land O'Lakes Farmland Feed was formed in October 2000 through the combination of the feed businesses of Land O'Lakes, Inc. ("Land O'Lakes") and Farmland Industries Inc. Based on their relative contributions, Land O'Lakes and Farmland had ownership interests of 69.2% and 30.8%, respectively, at the time of formation. Subsequent to the formation, the ownership interests were changed to 73.7% and 26.3%, respectively, due to an additional capital contribution by Land O'Lakes, Inc. as well as an adjustment to the initial revenue stream contribution.

     In October 2001, Land O'Lakes acquired Purina Mills, Inc. and contributed the business to Land O'Lakes Farmland Feed in consideration of an increase in Land O'Lakes' ownership interest from 73.7% to 92%. The total purchase price of the Purina Mills acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to the balance sheet of Land O'Lakes Farmland Feed. Land O'Lakes financed the acquisition and refinanced outstanding indebtedness of Land O'Lakes and Purina Mills through a combination of secured bank revolving credit and term debt and the issuance of $350.0 million of unsecured senior notes due 2011. Land O'Lakes Farmland Feed and its wholly owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC) have guaranteed this indebtedness and have secured that obligation with substantially all assets. By the end of 2002, Land O'Lakes Farmland Feed expects to have implemented programs that would enable it to generate recurring annual cost savings of approximately $50 million as a result of the acquisition, relative to costs that would have been incurred separately. In 2002, we expect to generate approximately $25 million in savings, which are expected to be partially offset by plant closing, severance, employee relocation and information technology integration costs of approximately $20 million.

    The table under "Results of Operations" reflects the relative contribution of selected results of operations of Land O'Lakes Farmland Feed and Purina Mills for the periods presented.

CONSOLIDATED AND UNCONSOLIDATED BUSINESSES

    Land O'Lakes Farmland Feed has numerous business activities that are not wholly owned. The results of the majority and wholly owned businesses are fully consolidated. The minority owners' share in these businesses is eliminated in the consolidated financial statements. Most of the investments in joint ventures in which Land O'Lakes Farmland Feed has 50% or less of the governance rights are accounted for under the equity method of accounting. In the second quarter of 2002, unconsolidated businesses contributed earnings of $0.1 million to Land O'Lakes Farmland Feed, compared to earnings of $0.5 million in the second quarter of 2001. For the six months ended June 30, 2002, earnings in unconsolidated businesses were $0.3 million compared to $0.8 million for the six months ended June 30, 2001. The investment in unconsolidated businesses as of June 30, 2002 was $32.5 million, compared to $31.5 million as of December 31, 2001. Cash flow from investment in unconsolidated businesses in the second quarter of 2002 was $0.6 million, compared to none in the second quarter of 2001. Cash flow from investment in unconsolidated businesses for the first half of 2002 was $1.1 million compared to $0.5 million for the first half of 2001.

Critical Accounting Policies

    We utilize certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management's judgment about subjective factors and estimates about the effect of matters, which are inherently uncertain. The following is a summary of those accounting measurements which we believe are most critical to the reported results of operations and financial condition.

    Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis. Our products use agricultural commodities as inputs, in particular corn, soybean meal, and wheat midds. Through pricing and the use of risk management tools, the results are marginally affected by the cost of commodity inputs. Industry practices in animal feed pass cost fluctuations on to the customer in the long term, but do not protect against large sudden movements in input costs in the short term.

    We use derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices primarily for product inputs such as soybean meal and corn. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, since the adoption of SFAS No. 133, effective January 1, 2001, the futures contracts are marked to market each month and unrealized gains and losses are recognized in earnings. Prior to 2001, we did not mark derivative commodity instruments to market; instead, we recorded losses or gains only when realized.

    Allowance for Doubtful Accounts. We estimate the allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories, current sales levels and the state of the economy. Our credit risk are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial strength of customers or changes in the state of the economy could negatively impact the financial results.

    Recoverability of Long-Lived Assets. We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.


Merchandising Activities

    Land O'Lakes Farmland Feed, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients under its ingredient merchandising program. We market these ingredients to local member cooperatives and to other feed manufacturers, which use them to produce feed. Although this activity generates substantial revenues, it is a very low-margin business. However, we benefit from increased purchasing efficiencies, resulting in lower prices for feed manufacturing inputs. For the three months ended June 30, 2002, ingredient merchandising generated net sales of $115.9 million, or 20.1% of net sales, and a gross profit of $3.2 million, or 4.6% of total gross profit. For the six months ended June 30, 2002, ingredient merchandising generated net sales of $238.0 million or 20.2% of net sales and gross profit of $6.6 million, or 4.8% of total gross profit.


Seasonality

     The feed business is seasonal, with a higher percentage of the feed volume sold, and earnings being generated, during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting cattle product lines. If the weather is particularly cold and wet during the winter, sales of cattle feed increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of cattle feed may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions, but these conditions do not materially affect quarter-by-quarter results of operations.


Agricultural Commodity Inputs and Outputs

    Many of our products use agricultural commodities as inputs, such as corn, soybean meal, and wheat midds. Through pricing and the use of risk management tools, our results are marginally affected by the cost of commodity inputs. Industry practices in animal feed pass cost fluctuations on to the customer in the long term, but do not protect against large sudden movements in input costs in the short term.

    We follow industry standards for feed pricing. The feed industry generally prices products based on Income Over Ingredient Cost (IOIC) per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Thus, the key indicator of business performance is IOIC rather than net sales. Net sales are considered a poor indicator of performance as large fluctuations can occur from period to period due to volatility in underlying commodity ingredient prices.

    We enter into forward contracts to supply feed, which currently represent approximately 20% of the feed output. When we enters into these contracts, we also generally enter into forward input supply contracts to "lock in" IOIC.

    Changes in commodity grain prices also have an impact on the mix of products that we sell. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and will sell grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers will feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effect on operating results. Complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although margins per ton are lower, we sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.

    As dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. This change is driven by the difference in nutritional requirements in dairy cows as a result of less severe winters in the western United States. In addition, the increase in vertical integration of swine and poultry producers has resulted in increased sales of lower-margin feed products.

RESULTS OF OPERATIONS



                                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                          JUNE 30,2002         JUNE 30,2001               JUNE 30,2002          JUNE 30,2001
                                                                                                                          % OF
                                                 % OF NET               % OF NET                  % OF NET                 NET
                                       AMOUNT      SALES      AMOUNT      SALES        AMOUNT       SALES      AMOUNT     SALES
                                  ------------------------------------------------  --------------------------------------------
                                               (AMOUNTS IN THOUSANDS)                          (AMOUNTS IN THOUSANDS)
Net Sales
    Land O'Lakes Farmland Feed      $   376,661     65.3%   $   392,958    100.0%   $   765,221     64.8%   $   796,493    100.0%
    Purina Mills                        199,919     34.7%             -      0.0%       414,782     35.2%             -      0.0%
--------------------------------------------------------------------------------------------------------------------------------
       Total sales                      576,580    100.0%       392,958    100.0%     1,180,003    100.0%       796,493    100.0%

Cost of sales
   Land O'Lakes Farmland Feed           341,405     59.2%       357,602     91.0%       695,366     58.9%       729,769     91.6%
   Purina Mills                         164,839     28.6%             -      0.0%       341,473     28.9%             -      0.0%
--------------------------------------------------------------------------------------------------------------------------------
       Total cost of sales              506,244     87.8%       357,602     91.0%     1,036,839     87.9%       729,769     91.6%

Gross Profit
   Land O'Lakes Farmland Feed            35,256      6.1%        35,356      9.0%        69,855      5.9%        66,724      8.4%
   Purina Mills                          35,080      6.1%             -      0.0%        73,309      6.2%             -      0.0%
--------------------------------------------------------------------------------------------------------------------------------
        Total gross profit               70,336     12.2%        35,356      9.0%       143,164     12.1%        66,724      8.4%

Selling, general and
   administration expense                61,155     10.6%        25,564      6.5%       120,830     10.2%        52,489      6.6%
Restructuring and impairment
   charges (reversals)                    1,041      0.2%          (843)     0.2%         4,476      0.4%        (1,809)     0.2%
--------------------------------------------------------------------------------------------------------------------------------

Earnings from operations                  8,140      1.4%        10,635      2.7%        17,858      1.5%        16,044      2.0%


Interest expense, net                      (618)     0.1%         1,682      0.4%        (1,344)     0.2%         3,454      0.9%
Gain on sale of intangibles                   -      0.0%             -      0.0%        (4,184)     0.7%             -      0.0%
Equity in earnings of
   affiliated companies                     (60)     0.0%          (530)     0.1%          (263)     0.0%          (831)     0.2%
Minority interest in earnings
   of subsidiaries                          276      0.0%           285      0.1%           486      0.1%           213      0.1%
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                        $     8,542      1.5%   $     9,198      2.3%   $    23,163      4.0%   $    13,208      3.4%
================================================================================================================================

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES

    Net sales for the three months ended June 30, 2002 increased $183.6 million, or 46.7%, to $576.6, compared to net sales of $393.0 million for the three months ended June 30, 2001. The acquisition of Purina Mills contributed $199.9 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales in our Land O'Lakes Farmland Feed Animal Health and Packaged Goods area decreased $5.3 million as a result of a realigned marketing arrangement with a large vendor whereby we no longer record sales dollars, but rather a margin-based fee. Swine sales in our Land O'Lakes Farmland Feed branded products decreased $3.2 million as a result of decreased volumes and depressed market prices for hog producers, caused, in part, by excess food proteins in the U.S. market. Sales also decreased $1.8 million in our Land O'Lakes Farmland Feed branded lifestyle product lines, reflecting a later than expected beginning of the aquaculture feeding season. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $1.4 million, primarily due to the effect of warmer than average winter weather and excess food proteins(such as beef cattle, swine and chickens) in the U.S. market.
Sales of bulk phosphates decreased $5.2 million due to the sale of this business to a third party. Sales in our dairy feeds area increased $3.5 million, driven by strong sales of simple blends in our Western feed division. Finally, sales from ingredient merchandising increased $1.6 million, or 1.4%, from $114.3 million for the three months ended June 30, 2001 to $115.9 million for the three months ended June 30, 2002.

COST OF SALES

    Cost of sales for the three months ended June 30, 2002 increased $148.6 million, or 41.6%, to $506.2 million, compared to $357.6 million for the three months ended June 30, 2001. The acquisition of Purina Mills added $164.9 million in cost of sales for the three months ended June 30, 2002. This increase was slightly offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Land O'Lakes Farmland Feed Animal Health and Packaged Goods decreased $5.2 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee. Land O'Lakes Farmland Feed branded lifestyle cost of sales declined $2.9 million resulting from a later than expected beginning of the aquaculture feeding season. Land O'Lakes Farmland Feed branded swine cost of sales decreased by $1.0 million. Land O'Lakes Farmland Feed branded beef feeds cost of sales decreased $0.4 million, due to slower sales as a result of warm winter weather. Cost of sales of bulk phosphates decreased $4.5 million as we sold this business during the first quarter of 2002. Cost of sales in our dairy feed area increased $4.7 million, primarily as a result of strong sales in our Western feed division. Cost reductions from the integration efforts related to Purina Mills reduced our cost of sales by $2.0 million. Cost of sales as a percent of sales decreased 3.2 percentage points, from 91.0% in the second quarter of 2001 to 87.8% in the same period of 2002. The decrease was due primarily to higher margins on certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines. Cost of sales was also decreased by cost reductions in our purchasing, manufacturing and distribution area as a result of the integration of the Purina Mills operations. Cost of sales increased $1.7 million as a result of the increase in ingredient merchandising sales. An unrealized hedging gain in the second quarter of 2002 related to corn and soybean meal futures contracts decreased cost of sales by $1.8 million, compared to a gain of $1.2 million in the second quarter of 2001. IOIC as a percent of cost of sales increased to 25.9% in the second quarter of 2002 from 17.2% in the same period of 2001 due to the change in product mix and the change in unrealized hedging gains and losses as noted above.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the three months ended June 30, 2002 increased $35.6 million, or 139.1%, to $61.2 million, compared to $25.6 million for the three months ended June 30, 2001. Selling, general and administration expense as a percent of sales increased 4.1 percentage points from 6.5% for the three months ended June 30, 2001 to 10.6% for the three months ended June 30, 2002. The majority of this increase was related to the acquisition of Purina Mills, which contributed $30.6 million in increased selling, general and administration expense. In addition, in the second quarter of 2002, we incurred one-time integration costs of $3.2 million with none in the same period in 2001. During the second quarter of 2002, bad debt expense increased by $1.7 million over the same period in 2001.

RESTRUCTURING AND IMPAIRMENT CHARGES

    We recorded a $1.0 million restructuring and impairment charge for the three months ended June 30, 2002, of which $0.9 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $0.1 million was related to employee severance and outplacement costs for employees at various locations. The 2001 reversal of $0.8 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

    We anticipate restructuring and impairment charges of approximately $7 million in 2002 related to the integration of Purina Mills into Land O'Lakes Farmland Feed.

INTEREST (INCOME) EXPENSE

    Interest (income) expense in the second quarter of 2002 was income of ($0.6) million compared to $1.7 million of expense in the same period of 2001. Since the formation of Land O'Lakes Farmland Feed, interest is charged based on actual borrowings. In the first quarter of 2001, we had a current note payable to Land O'Lakes in the amount of $29.2 million. After the securitization of the feed, seed, and swine accounts receivable, cash was generated to pay off this note and provide cash to Land O' Lakes.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    In the second quarter of 2002, equity in earnings of affiliated companies was $0.1 million compared to $0.5 million in the second quarter of 2001.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    In the second quarter of 2002, we recorded minority interest in earnings of majority owned subsidiaries of $0.3 million compared to $0.3 million in the first quarter of 2001.

INCOME TAXES

    Upon the formation of Land O'Lakes Farmland Feed on October 1, 2000, provisions for income taxes were no longer recorded since the taxable operations pass directly to the joint venture owners. Prior to the formation, income taxes were allocated to Land O'Lakes Feed Division on the basis of its taxable income and included in the Land O'Lakes tax return.

NET EARNINGS

    Net earnings decreased $0.7 million to $8.5 million in the second quarter of 2002, compared to $9.2 million in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES

    Net sales for the six months ended June 30, 2002 increased $383.5 million, or 48.1%, to $1,180.0 million, compared to net sales of $796.5 million for the six months ended June 30, 2001. The acquisition of Purina Mills contributed $414.8 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales in our Land O'Lakes Farmland Feed Animal Health and Packaged Goods area decreased $10.2 million as a result of a realigned marketing arrangement with a large vendor whereby we no longer record sales dollars, but rather a margin-based fee. Sales in our Land O'Lakes Farmland Feed branded swine products decreased $7.0 million as a result of decreased volumes and depressed market prices for hog producers, caused, in part, by excess food proteins in the U.S. market. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $6.7 million, primarily due to the effect of warmer than average winter weather and excess food proteins in the U.S. market. Sales also decreased $5.3 million in our Land O'Lakes Farmland Feed branded lifestyle product lines, reflecting a delayed start to the aquaculture feeding season. Sales of bulk phosphates decreased $8.3 million due to the sale of this business to a third party. Sales in our dairy feeds area increased $4.8 million, driven by strong sales of simple blends in our Western region. We also experienced an increase of $4.0 million in our Animal Milk Products area as a result of strong volumes. Finally, sales from ingredient merchandising decreased $1.0 million from $238.9 million for the six months ended June 30, 2001 to $237.9 million for the six months ended June 30, 2002.

COST OF SALES

     Cost of sales for the six months ended June 30, 2002 increased $307.0 million, or 42.1%, to $1,036.8 million, compared to $729.8 million for the six months ended June 30, 2001. The acquisition of Purina Mills added $341.5 million in cost of sales for the six months ended June 30, 2002. This increase was slightly offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Land O'Lakes Farmland Feed Animal Health and Packaged Goods decreased $10.1 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee. Land O'Lakes Farmland Feed branded lifestyle cost of sales declined $5.9 million as result of a delayed start to the aquaculture feeding season. Land O'Lakes Farmland Feed branded beef feeds cost of sales decreased $4.6 million, due to slower sales as a result of warm winter weather. Land O'Lakes Farmland Feed branded swine cost of sales decreased by $2.8 million. Cost of sales of bulk phosphates decreased $7.4 million as we sold this business during the first quarter of 2002. Cost of sales in our Animal Milk Products area increased $2.5 million primarily due to increased volumes. Cost of sales in our dairy feed area increased $6.7 million, primarily as a result of strong sales in our Western region. Cost reductions from the integration efforts related to Purina Mills reduced our cost of sales by $3.3 million. Cost of sales as a percent of net sales decreased 3.7 percentage points, from 91.6% in the first half of 2001 to 87.9% in the same period of 2002. The decrease was due primarily to higher margins on certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines. Cost of sales decreased $0.9 million as a result of the decline in ingredient merchandising sales. An unrealized hedging gain in the first half of 2002 related to corn and soybean meal futures contracts decreased cost of sales by $3.9 million, compared to an increase from an unrealized hedging loss of $1.3 million in the first half of 2001. IOIC as a percent of cost of sales increased to 13.4% in the first half of 2002 from 9.3% in the same period of 2001 due to the change in product mix and the change in unrealized hedging gains and losses as noted above.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the six months ended June 30, 2002 increased $68.3 million, or 130.1%, to $120.8 million, compared to $52.5 million for the six months ended June 30, 2001. Selling, general and administration expense as a percent of sales increased 3.6 percentage points from 6.6% for the six months ended June 30, 2001 to 10.2% for the six months ended June 30, 2002. The majority of this increase was related to the acquisition of Purina Mills, which contributed $60.6 million in increased selling, general and administration expense. In addition, in the first half of 2002, we incurred one-time integration costs of $5.5 million with none in the same period in 2001. We also incurred an additional $1.7 million of bad debt expense in the first half of 2002.

RESTRUCTURING AND IMPAIRMENT CHARGES

    For the six months ended June 30, 2002, we recorded a $4.5 million restructuring and impairment charge, of which $1.7 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $2.8 million was related to employee severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other plant facilities. The 2001 reversal of $1.8 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

We anticipate restructuring and impairment charges of approximately $7 million in 2002 related to the integration of Purina Mills into Land O'Lakes Farmland Feed.

INTEREST (INCOME) EXPENSE

    Interest (income) expense for the six months ended June 30, 2002 was income of ($1.3) million compared to $3.4 million of expense in the same period of 2001. Since the formation of Land O'Lakes Farmland Feed, interest is charged based on actual borrowings. In the first quarter of 2001, we had a current note payable to Land O'Lakes in the amount of $29.2 million. After the securitization of the feed, seed, and swine accounts receivable, cash was generated to pay off this note and provide cash to Land O' Lakes.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    For the six months ended June 30, 2002, equity in earnings of affiliated companies was $0.3 million compared to $0.8 million for the same period of 2001.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    In the six months ended June 30, 2002, we recorded minority interest in earnings of majority owned subsidiaries of $0.5 million compared to $0.2 million for the six months ended June 30, 2001.

INCOME TAXES

    Upon the formation of Land O'Lakes Farmland Feed on October 1, 2000, provisions for income taxes were no longer recorded since the taxable operations pass directly to the joint venture owners. Prior to the formation, income taxes were allocated to Land O'Lakes Feed Division on the basis of its taxable income and included in the Land O'Lakes tax return.

NET EARNINGS

    Net earnings for the six months ended June 30, 2002 were $23.2 million compared to $13.2 million for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    We rely on cash from operations, borrowings from Land O'Lakes, and the sale of accounts receivable as the main sources of financing working capital requirements, additions to property, plant and equipment, and acquisitions and joint ventures. Other sources of funding consist of leasing arrangements and the sale of non-strategic assets. Land O'Lakes Farmland Feed had a noncurrent note payable to Land O'Lakes of $59.7 million at June 30, 2002 and December 31, 2001.

    Net cash provided from operating activities of $37.0 million in the six months ended June 30, 2002 was $42.4 million more than the net cash used by operating activities of $5.4 million for the six months ended June 30, 2001. This increase in cash from operations was primarily due to an increase in net earnings, and improved working capital due to accounts receivable and accrued expenses, partially offset by accounts payable.

    Net cash used in investing activities was $1.9 million in the six months ended June 30, 2002 as compared with net cash used of $6.2 million in the six months ended June 30, 2001. This cash flow improvement in 2002 compared to 2001 was primarily the result of higher proceeds from the sale of property, plant, and equipment.

    Net cash flows used in financing activities was $38.2 million for the six months ended June 30, 2002, compared to net cash provided of $11.5 million in the same period of 2001. Payments on notes payable to Land O' Lakes in the six months ended June 30, 2002 and 2001 were $264.9 million and $174.1 million, respectively. Borrowings from Land O' Lakes increased from $184.7 million in the six months ended June 30, 2001 to $228.2 million in the six months ended June 30, 2002.

    A revolving credit facility has been established between Land O'Lakes and Land O'Lakes Farmland Feed for the purpose of financing working capital at Land O'Lakes Farmland Feed. Borrowings under the revolving credit facility with Land O'Lakes bear interest at 260 basis points over LIBOR. The revolving credit facility with Land O'Lakes terminates on October 31, 2002, and is renewable annually.

OFF-BALANCE SHEET ARRANGEMENTS

    Land O'Lakes, Land O'Lakes Farmland Feed and Purina Mills entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, these entities sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly owned subsidiary of Land O'Lakes Farmland Feed. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed or Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables times the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes Farmland Feed and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, Land O'Lakes Farmland Feed has retained reserves for estimated losses. As of June 30, 2002, $30.0 million was drawn against this facility with $70.0 million available.

    In addition, Land O'Lakes Farmland Feed leases various equipment and real properties under long-term operating leases. Total consolidated rental expense for the second quarter of 2002 was $3.1 million, compared to $1.0 million in the second quarter of 2001. The majority of this increase was due to the addition of Purina Mills operations. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    At June 30, 2002, Land O'Lakes Farmland Feed had certain contractual obligations that require the following payments:

                                                  PAYMENTS DUE BY PERIOD (AS OF JUNE 30, 2002)
                                                  --------------------------------------------
CONTRACTUAL CASH OBLIGATIONS              TOTAL     LESS THAN 1 YEAR   1-3 YEARS       4-5 YEARS     AFTER 5 YEARS
                                          -----     ----------------   ---------       ---------     -------------
                                                                      ($ in thousands)
Operating Leases                         $10,463         $ 3,124         $ 5,236         $ 2,103         $     -
Note  payable  to  Land  O'Lakes, Inc.    59,664               -          17,898          17,898         $23,868
                                         -------         -------         -------         -------         -------
Total Contractual Obligations            $70,127         $ 3,124         $23,134         $20,001         $23,868
                                         =======         =======         =======         =======         =======

    Land O'Lakes Farmland Feed has certain commitments which may require the following payments to be made:

                                                       AMOUNT OF CONTINGENT OBLIGATIONS (1)
                                                    EXPIRATION PER PERIOD (AS OF JUNE 30, 2002)
                                         TOTAL
OTHER GUARANTEES                        AMOUNTS                                                          OVER 5
                                       GUARANTEED  LESS THAN 1 YEAR    1-3 YEARS       4-5 YEARS         YEARS
                                       ----------  ----------------    ---------       ---------         -----
                                                                   ($ in thousands)
Land O'Lakes Term Loan A(2)             $291,217        $ 22,753        $150,024        $118,440        $      -
Land O'Lakes Term Loan B(2)              233,783             706           5,645           5,645         221,787
Land  O'Lakes 8 3/4 % Senior Notes due
  2011                                   350,000               -               -               -         350,000
Producer Loans                             7,000           7,000               -               -               -
                                        --------        --------        --------        --------        --------
Total Guarantees                        $882,000        $ 30,459        $155,669        $124,085        $571,787
                                        ========        ========        ========        ========        ========


    (1) See "Off-Balance Sheet Arrangements" for information concerning our receivables securitization.

    (2) These obligations are subject to mandatory prepayment in certain events.

    We expect that total capital expenditures will be approximately $40 million in 2002 and approximately $44 million in 2003. Of such amounts, we currently estimate that a minimum range of $16 million to $18 million of ongoing maintenance capital expenditures is required each year.

    We expect that funds from operations and available borrowings under our revolving credit line from Land O'Lakes and the receivables securitization facility will provide sufficient working capital to operate the business, to make expected capital expenditures and to meet foreseeable liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Land O'Lakes Farmland Feed has adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, we have performed step one of the impairment testing of goodwill for the balances as of January 1, 2002 by June 30, 2002. The fair market value of goodwill did not exceed the carrying amount, therefore, the second step of impairment testing is not required and no impairment has been recognized in the current year of adoption. We will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, we are no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures. The following table presents a reconciliation of net earnings adjusted for the exclusion of amortization of goodwill no longer required to be amortized, net of income taxes:


                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     JUNE 30,           JUNE 30,
                                                -----------------   -----------------
                                                 2002      2001      2002      2001
                                                -------   -------   -------   -------
Net earnings ................................   $ 8,542   $ 9,198   $23,163   $13,208
Add back: Goodwill amortization, net of tax..         -       240         -       416
                                                -------   -------   -------   -------
Adjusted net earnings .......................   $ 8,542   $ 9,438   $23,163   $13,624
                                                =======   =======   =======   =======


                                                 YEAR ENDED      THREE MONTHS ENDED
                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                              -----------------  ------------------
Net earnings (loss) .........................      $39,146            $(6,228)

Add back: Goodwill amortization, net of tax..        1,041                 85
                                                   -------            -------
Adjusted net earnings (loss) ................      $40,187            $(6,143)
                                                   =======            =======



FORWARD LOOKING STATEMENTS

    This Form 10-Q for the six months ended June 30, 2002 includes "forward-looking statements" within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intend," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth below. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

RISK FACTORS

CHANGES IN CONSUMER PREFERENCES COULD DECREASE OUR REVENUES AND CASH FLOW.

    We are subject to the risks of changing consumer preferences, which may result from a general economic downturn and nutritional and health-related concerns. Any shift in consumer preferences away from our products could decrease our revenues and cash flow and impair our ability to operate our business.

    Our business relies on the sale of feed products to consumers who own animals for recreational purposes or hobbies. The impact of an extended economic downturn in the U.S. economy could cause some of these owners either to sell their animals or to seek alternative, less expensive products.

COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

    Our business operates in a highly competitive environment. In addition, we compete with companies that have substantial capital resources, research and development staffs, facilities, diversity of product lines and brand recognition. Increased competition as to any of our products could result in reduced prices which would reduce our sales and margins.

    Our competitors may succeed in developing new or enhanced products which are better than ours. These companies may also prove to be more successful in marketing and selling their products than we are with ours.

AN OVERSUPPLY OF FOOD PROTEINS IN THE U.S. MARKET COULD CONTINUE TO REDUCE OUR NET SALES AND CASH FLOWS.

    Our animal feed segment supplies feed to farmers and specialized livestock producers for use in their commercial production of livestock. When the price that these producers receive for their livestock declines as a result of an oversupply of food proteins (such as beef cattle, swine and chicken) in the market, such producers may decide to lower their production levels or to seek alternative, lower margin products, resulting in lower net sales and cash flows for us.

OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY EXTREME WEATHER CONDITIONS.

    Our operating results are affected by seasonal fluctuations of our sales and operating profits. Our sales are seasonal, with a higher percentage of sales generated during the fourth and first quarters of the year. This seasonality is driven largely by weather conditions affecting sales of our beef cattle products. If the weather is particularly warm during the winter, then sales of feed for beef cattle may decrease because the cattle may be better able to graze under warmer conditions.

    Live hog and wholesale pork prices are also affected by seasonal factors. Because of production times for hogs, there are generally fewer hogs available in the second quarter, causing live hog and wholesale pork prices to be higher at these times. Conversely, there are generally more hogs available in the fourth quarter, which generally causes live hog and wholesale pork prices to be lower on average during these months.

    In addition, severe weather conditions and natural disasters, such as floods, droughts, frosts or earthquakes, or adverse growing conditions, diseases and insect-infestation problems may reduce the quantity and quality of commodities available for processing by us. A significant reduction in the quantity or quality of commodities harvested or produced due to adverse weather conditions, disease, insect problems or other factors could result in increased processing costs and decreased production, with adverse financial consequences to us.

INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

    We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The prices of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our business and results of operations.

OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

    The productivity and profitability of our businesses depend on animal health and on disease control. We face the risk of outbreaks of mad cow disease, which could lead to the destruction of beef cattle and dairy cows and decreased demand for dairy and beef products. If this occurs, we could have decreased demand for our feed products as dairy and beef producers decrease their herd sizes due to decreased demand for dairy and beef products.

    We face the risk of outbreaks of foot-and-mouth disease, which could lead to a massive destruction of cloven-hoofed animals such as dairy cattle, beef cattle, swine, sheep and goats and significantly reduce the demand for meat products. Because foot-and-mouth disease is highly contagious and destructive to susceptible livestock, any outbreak of foot-and-mouth disease could result in the widespread destruction of all potentially infected livestock. Our operations could suffer as a result of decreased demand for feed products. In addition, we may be prevented from selling or transporting hogs.

CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT TO DECREASE.

    Many of our products use agricultural commodities as inputs or constitute agricultural commodity outputs. Consequently, increased cost of commodity inputs and decreased market price of commodity outputs may reduce our operating profit.

    We follow industry standards for feed pricing. The feed industry generally prices products on the basis of income over ingredient cost ("IOIC") per ton of feed. This practice mitigates the impact of volatility in commodity ingredient markets on our margins. However, if our commodity input prices were to increase dramatically, we may be unable to pass these prices on to our customers, who may find alternative feed sources at lower prices or may exit the market entirely. This increased expense could reduce our profitability.

    We have ownership interests in swine. In recent years, the market for hogs and wholesale pork has been the subject of extreme market fluctuations as a result of a number of factors, including industry expansion, processor capacity and consumer demand. In December 1998, the price of hogs hit its lowest point in nearly forty years, resulting in the price we received for a finished hog being substantially less than the cost to produce the hog. The prices for weanling and feeder pigs also decreased dramatically. As a result, in the fiscal years ended December 31, 2000 and 1999, we experienced operating losses in the swine production business; a large portion of which were attributable to our contracts, which guarantee swine producers certain minimum prices for feeder pigs. Although we do not intend to renew or extend these contracts, we may continue to incur losses under these contracts until the last ones expire in 2004.

WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

    We produce, market and sell products through numerous joint ventures with unaffiliated third parties.

    The terms of each joint venture are different, but our joint venture agreements generally contain:

- restrictions on our ability to transfer our ownership interest in the joint venture;

- no right to receive distributions without the unanimous consent of the members of the joint venture; and

- non-competition arrangements restricting our ability to engage independently in the same line of business as the joint venture.

     In addition to these restrictions, in connection with the formation of some of our joint ventures, we have entered into purchase or supply agreements which require us to purchase a minimum amount of the products produced by the joint venture or supply a minimum amount of the raw materials used by the joint venture. The day-to-day operations of some of our joint ventures are managed by us through a management contract and others are managed by other joint venture members. As a result, we do not have day-to-day control over certain of these companies.

LAND O'LAKES INABILITY TO SERVICE ITS INDEBTEDNESS COULD REQUIRE US TO MAKE SIGNIFICANT CASH PAYMENTS, INCLUDING THE FORECLOSED VALUE OF SUBSTANTIALLY ALL OF OUR ASSET, TO FULLY SATISFY OUR GUARANTEE OF THAT INDEBTEDNESS.

    Along with all of our wholly-owned domestic subsidiaries, we jointly and severally guarantee the performance and full and punctual payment of Land O'Lakes indebtedness and have secured that obligation with a security interest in substantially all of our assets. In the event that Land O'Lakes is unable to fully and punctually service its indebtedness, Land O'Lakes creditors would look to us for complete satisfaction of the indebtedness. To the extent that we do not have sufficient cash available to fully satisfy our guarantee, Land O'Lakes creditors could force us to sell substantially all of our assets and forfeit all of the resulting proceeds.

    The covenants governing Land O'Lakes indebtedness may impose operating and other restrictions on us that will affect and may limit or prohibit, among other things, our ability to incur additional debt and sell or otherwise dispose of our assets.

WE MAY NOT SUCCESSFULLY IMPLEMENT THE STRATEGIES RELATING TO OUR RECENT ACQUISITIONS OR ACHIEVE THE ANTICIPATED BENEFITS FROM THESE ACQUISITIONS.

    The integration and consolidation of Purina Mills as well as the other acquisitions into our business require substantial management, financial and other resources. Such integration involves a number of significant risks, including:

-        unforeseen liabilities;

- unanticipated problems with the quality of the assets of the acquired businesses;

-        loss of customers;

-        personnel turnover;

-        loss of relationships with suppliers or service providers; and

-        diversion of management's attention from other aspects of our business.

    The effects of these risks and our inability to integrate and manage Purina Mills and the other acquired businesses successfully or to achieve a substantial portion of the anticipated cost savings from these acquisitions in the timeframe we anticipate, could have a material adverse effect on our business, financial condition or results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    We are subject to Federal, state and local laws and regulations relating to the manufacturing, labeling, packaging, health and safety, sanitation, quality control, fair trade practices, and other aspects of our business. In addition, zoning, construction and operating permits are required from governmental agencies which focus on issues such as land use, environmental protection, waste management, and the movement of animals across state lines. These laws and regulations may, in certain instances, affect our ability to develop and market new products and to utilize technological innovations in our business. In addition, changes in these rules might increase the cost of operating our facilities or conducting our business which would adversely affect our finances.

    As a manufacturer of animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration ("FDA"). Several states also have laws that protect feed distributors or restrict the ability of corporations to engage in farming activities. These regulations may require us to alter or restrict our operations or cause us to incur additional costs in order to comply with the regulations.

INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

    We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We have invested substantial resources promoting and developing our trademarked brands and establishing their reputation as high-quality products Any infringement or misappropriation of our intellectual property could damage its value, could limit our ability to compete, could damage our reputation and decrease our trademarks' value. We may have to engage in litigation to protect our rights to our intellectual property, which could result in significant litigation costs and require a significant amount of management's time.

    Purina Mills, LLC, a wholly owned subsidiary of LOLFF, licenses the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Under the terms of the license agreement, Nestle Purina PetCare Company retains primary responsibility for protecting the licensed trademarks from infringement. If Nestle Purina PetCare Company fails to assert its rights to the licensed trademarks, Purina Mills may be unable to stop such infringement or cause them to do so. Any such infringement of the licensed trademarks, or of similar trademarks of Nestle Purina PetCare Company, could result in a dilution in the value of the licensed trademarks.

OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

    Purina Mills' products are generally marketed under the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Nestle Purina PetCare Company markets widely recognized products under the same trademarks and has given other unaffiliated companies the right to market products under these trademarks. A competitor of ours, Cargill, licenses from Nestle Purina PetCare Company the right to market the same types of products which Purina Mills sells under these trademarks in countries other than the United States. Acts or omissions by Nestle Purina PetCare Company or other unaffiliated companies may adversely affect the value of the Purina, Chow and the "Checkerboard" Nine Square Logo trademarks and the demand for Purina Mills' products. Third-party announcements or rumors about these unaffiliated companies could also have these negative effects.

PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

    The sale of animal feed products involves the risk of injury to animal consumers as well as to humans who consume those animals. Such hazards could result from:

-        tampering by unauthorized third parties;

- product contamination (such as listeria, E. coli. and salmonella) or spoilage;

- the presence of foreign objects, substances, chemicals, and other agents;

- residues introduced during the growing, storage, handling or transportation phases; or

- improperly formulated products which either do not contain the proper mixture of ingredients or which otherwise do not have the proper attributes.

    Some of the products we sell are produced for us by third parties, or contain inputs manufactured by third parties, and such third parties may not have adequate quality control standards to assure that such products are not adulterated, misbranded, contaminated or otherwise defective. We may be subject to claims made by consumers as a result of products manufactured by these third parties which are marketed under our brand names.

    Consumption of our products may cause serious health-related illnesses and we may be subject to claims or lawsuits relating to such matters. Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution which we may have against others in the case of products which are produced by third parties. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our brand image. In the past, we have voluntarily recalled certain of our products in response to reported or suspected contamination. If we determine to recall any of our products, we may face material consumer claims.

OUR BUSINESS IS SUBJECT TO THE RISK OF ENVIRONMENTAL LIABILITY AND WE COULD BE NAMED AS A RESPONSIBLE OR POTENTIALLY RESPONSIBLE PARTY.

    Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, animal wastes and large volumes of wastewater discharges. As a result, the soil and groundwater at or under certain of our current and former facilities may have been contaminated, and we may be required to make material expenditures to investigate, control and remediate such contamination.

    In addition, federal and state environmental authorities have proposed new regulations and attempted to apply certain existing regulations for the first time to agricultural operations. These regulations could result in significant restraints on some of our operations, particularly our swine operations, and could require us to spend significant amounts of money to bring these operations into compliance.

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

    At June 30, 2002, approximately 11% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

    We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key employees. If members of the management team or other key employees become unable or unwilling to continue in their present positions, the operation of our business would be disrupted and we may not be able to replace their skills and leadership in a timely manner to continue our operations as currently anticipated. We operate generally without employment agreements with, or key person life insurance on the lives of, our key personnel.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

    In the ordinary course of business, we are subject to market risk resulting from changes in commodity prices associated with dairy and other agricultural markets. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview -- Factors Affecting Comparability -- Dairy and Agricultural Commodity Inputs and Outputs." To manage the potential negative impact of price fluctuations, we engage in various hedging and other risk management activities.

    As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk on the market value of our inventories and our fixed or partially fixed purchase and sale contracts. We do not utilize hedging instruments for speculative purposes.

    Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which future contracts and options are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts.

    The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:


                                               AT JUNE 30,
                              -------------------------------------------
                                      2002                   2001
                              --------------------    -------------------
                               NOTIONAL     FAIR      NOTIONAL     FAIR
                                AMOUNT      VALUE      AMOUNT      VALUE
                              --------    --------    --------    --------
                                             (IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase .   $ 39,151    $  1,632    $ 23,064    $   (491)
  Commitments to sell .....    (20,807)       (759)     (2,137)         19
                              --------    --------    --------    --------
    Total outstanding
      derivatives .........   $ 18,344    $    873    $ 20,927    $   (472)
                              ========    ========    ========    ========


                                       THREE MONTHS ENDED JUNE 30,
                              ---------------------------------------------
                                        2002                 2001
                              ---------------------  ----------------------
                                          REALIZED                 REALIZED
                              NOTIONAL     GAINS      NOTIONAL       GAINS
                               AMOUNT     (LOSSES)     AMOUNT      (LOSSES)
                              --------    --------    --------    --------
                                              (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase..   $ 45,939    $  2,346    $ 26,772    $   (798)
  Commitments to sell......   $(51,770)   $ (1,091)   $(35,279)   $     30

                                          SIX MONTHS ENDED JUNE 30,
                              ------------------------------------------------
                                        2002                    2001
                              -----------------------  -----------------------
                                            REALIZED                 REALIZED
                               NOTIONAL       GAINS     NOTIONAL       GAINS
                                AMOUNT      (LOSSES)     AMOUNT      (LOSSES)
                              ----------   ---------   ----------   ----------
                                              (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase..   $ 115,457    $  (1,186)   $  45,239    $  (980)
  Commitments to sell .....   $(119,882)   $     552    $ (52,585)   $    37


INTEREST RATE RISK

    We are exposed to changes in interest rates. Interest rate changes generally impact the amount of interest payments and, therefore, future earnings and cash flows, assuming other factors are held constant. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would have an estimated negative impact on pretax earnings and cash flows for the next year of approximately $0.6 million.

INFLATION RISK

    Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                     EXHIBIT
                       NO.                                             DESCRIPTION
                     -------                                           -----------
                      3.1                Certification  of  Formation of Land  O'Lakes  Farmland  Feed LLC dated
                                         August 11, 2000.  (1)
                      3.2                Limited Liability Company Agreement of Land O'Lakes Farmland Feed LLC. (2)
                      4.1                Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October
                                         11, 2001. (3)
                      4.2                First Amendment dated November 6, 2001 to the Credit
                                         Agreement dated October 11, 2001. (3)
                      4.3                Second Amendment dated February 15, 2002 to the Credit
                                         Agreement dated October 11, 2001. (3)
                      4.4                Guarantee and Collateral Agreement among Land O'Lakes, Inc.
                                         and certain of its subsidiaries and The Chase Manhattan
                                         Bank, dated as of October 11, 2001. (3)
                      4.5                Indenture dated as of November 14, 2001, among Land O'Lakes,
                                         Inc. and certain of its subsidiaries, and U.S. Bank,
                                         including Form of 8 3/4% Senior Notes due 2011 and Form of
                                         8 3/4% Senior Notes due 2011. (3)
                      4.6                Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries,
                                         J.P. Morgan Securities Inc., SPP Capital Partners, LLC,
                                         SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi
                                         International plc and U.S. Bancorp Piper Jaffray, Inc. (3)
                      4.7                Purchase Agreement by and between Land O'Lakes, Inc., and
                                         certain of its subsidiaries, J.P. Morgan Securities Inc.,
                                         SPP Capital Partners, LLC, SunTrust Robinson Capital
                                         Markets, Inc., Tokyo-Mitsubishi International plc and U.S.
                                         Bancorp Piper Jaffray, Inc., dated as of November 8, 2001. (3)
                      4.8                Form of Old Note (included in Exhibit 4.5). (3)
                      4.9                Form of New Note (included in Exhibit 4.5).  (3)
                     99.1                Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant
                                         to Section 906 of the Sarbanes-Oxley Act of 2002
                     99.2                Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant
                                         to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to exhibit 3.28 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(2) Incorporated by reference to exhibit 3.29 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).

(3) Incorporated by reference to the identical exhibit to Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).


         (b) REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K for Land O'Lakes Farmland Feed LLC for the three months ended June 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Arden Hills, State of Minnesota, on the 14th day of August, 2002.

                                   LAND O'LAKES FARMLAND FEED LLC

                                   By        /s/  DANIEL KNUTSON
                                     --------------------------------------
                                                Daniel Knutson
                                            Chief Financial Officer
                                    (Principal Financial and Accounting Officer)