Form 10-Q
period 2002-09-30
LAND O LAKES FARMLAND FEED LLC
filed 2002-11-14
CIK 1174731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.
                         COMMISSION FILE NUMBER 333-84486


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


Yes  X       No
   -----       ------

                           TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.   FINANCIAL INFORMATION                                                                                  3
ITEM 1.  FINANCIAL STATEMENTS                                                                                    3

Financial Statements (unaudited) for the three months
 and nine months ended September 30, 2002 and 2001
Consolidated Balance Sheets as of September 30, 2002 and
  December 31, 2001.........................................................................................     3
Consolidated Statements of Operations for the three months and nine months
  ended September 30, 2002 and 2001.........................................................................     4
Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2002 and 2001.........................................................................     5
Notes to Consolidated Financial Statements..................................................................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............    18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................    31

ITEM 4.  CONTROLS AND PROCEDURES............................................................................    33

PART II. OTHER INFORMATION                                                                                      33

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................    33

SIGNATURES..................................................................................................    35

CERTIFICATIONS..............................................................................................    36

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       2002               2001
                                                                   -------------       ------------
                                                                           ($ IN THOUSANDS)
                                                                              (UNAUDITED)
                                        ASSETS
Current assets:
       Cash and short-term investments                              $       -            $  3,019
       Receivables, net                                               109,073             119,063
       Inventories                                                    112,684             113,559
       Prepaid expenses                                                 2,920               6,472
       Notes receivable - Land O'Lakes, Inc.                           17,658                   -
                                                                     --------            --------
                Total current assets                                  242,335             242,113
Investments                                                            31,121              31,496
Property, plant and equipment, net                                    254,138             326,956
Goodwill, net                                                         162,266             104,749
Other intangibles, net                                                 97,653             100,663
Other assets                                                           32,756              27,640
                                                                     --------            --------
                Total assets                                         $820,269            $833,617
                                                                     ========            ========

                                 LIABILITIES AND EQUITIES

Current liabilities:
       Notes and short-term obligations                              $  3,000            $  5,000
       Notes payable - Land O'Lakes, Inc.                                   -              29,210
       Accounts payable                                                95,221             117,074
       Accrued expenses                                                42,087              35,132
                                                                     --------            --------
                Total current liabilities                             140,308             186,416
Notes payable - Land O'Lakes, Inc.                                     59,664              59,664
Employee benefits and other liabilities                                33,880              36,656
Minority interests                                                      3,125               2,919
Equities:
       Contributed capital                                            515,379             515,044
       Retained earnings                                               67,913              32,918
                                                                     --------            --------
                Total equities                                        583,292             547,962
                                                                     --------            --------
Commitments and contingencies
Total liabilities and equities                                       $820,269            $833,617
                                                                     ========            ========




          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                        -------------------------------         -------------------------------
                                                            2002               2001                2002                2001
                                                        -------------------------------         -------------------------------
                                                                                    ($ IN THOUSANDS)
                                                                                       (UNAUDITED)
Net sales                                               $   594,448         $   406,779         $ 1,774,451         $ 1,203,272
Cost of sales                                               522,415             374,547           1,559,254           1,104,316
                                                        -----------         -----------         -----------         -----------
Gross profit                                                 72,033              32,232             215,197              98,956
Selling, general and administration                          60,378              24,845             181,208              77,334
Restructuring and impairment charges (reversals)                942              (2,433)              5,418              (4,242)
                                                        -----------         -----------         -----------         -----------
Earnings from operations                                     10,713               9,820              28,571              25,864
Interest (income) expense, net                                 (737)              1,478              (2,081)              4,932
Gain on sale of intangibles                                       -                   -              (4,184)                  -
Equity in earnings of affiliated companies                     (576)               (405)               (839)             (1,236)
Minority interest in earnings of subsidiaries                   194                 508                 680                 721
                                                        -----------         -----------         -----------         -----------
Net earnings                                            $    11,832         $     8,239         $    34,995         $    21,447
                                                        ===========         ===========         ===========         ===========


          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                ---------------------------
                                                                                  2002              2001
                                                                                ---------         ---------
                                                                                      ($ IN THOUSANDS)
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                              $  34,995         $  21,447
      Adjustments to reconcile net earnings to cash provided
            by (used in) operating activities:
            Depreciation and amortization                                          34,333            12,707
            Bad debt expense                                                        2,175               436
            Increase in other assets                                              (15,883)             (302)
            Decrease in other liabilities                                          (2,776)           (4,986)
            Restructuring and impairment charges (reversals)                        5,418            (4,242)
            Equity in earnings of affiliated companies                               (839)           (1,236)
            Minority interests                                                        680               721
      Changes in current assets and liabilities,
            net of acquisitions and divestitures:
            Receivables                                                             7,815            (7,914)
            Inventories                                                               875            11,753
            Other current assets                                                    3,552             5,554
            Accounts payable                                                      (21,853)          (15,005)
            Accrued expenses                                                        3,919           (27,787)
                                                                                ---------         ---------
      Net cash provided by (used in) operating activities                          52,411            (8,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                  (14,298)          (14,482)
      Proceeds from investments                                                     2,044             1,676
      Proceeds from sale of property, plant and equipment                           5,692             3,374
                                                                                ---------         ---------
      Net cash used in investing activities                                        (6,562)           (9,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
      (Decrease) increase in short-term debt                                       (2,000)            1,660
      Proceeds from note payable to Land O'Lakes, Inc.                            339,982           280,551
      Payments on note payable to Land O'Lakes, Inc.                             (386,850)         (263,925)
                                                                                ---------         ---------
      Net cash (used) provided by financing activities                            (48,868)           18,286
                                                                                ---------         ---------
      Net decrease in cash and short-term investments                              (3,019)                -
Cash and short-term investments at beginning of period                              3,019                 -
                                                                                ---------         ---------
Cash and short-term investments at end of period                                $       -         $       -
                                                                                =========         =========
Supplementary Disclosure of Cash Flow Information:
      Cash paid during periods for:
            Interest, net of interest capitalized                               $       -         $       -




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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Land O'Lakes Farmland Feed LLC has adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, Land O'Lakes Farmland Feed LLC performed step one of the impairment testing of goodwill for the balances as of January 1, 2002 by June 30, 2002. The fair value of goodwill exceeded the carrying amount, therefore the second step of impairment testing is not required and no impairment has been recognized in the current year of adoption.

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

        The following table presents a reconciliation of net earnings adjusted for the exclusion of amortization of goodwill no longer required to be amortized, net of income taxes:


                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                      --------------------      --------------------
                                                       2002          2001        2002         2001
                                                      -------      -------      -------      -------
Net earnings ...................................      $11,832      $ 8,239      $34,995      $21,447
Add back: Goodwill amortization, net of tax.....            -          210            -          390
                                                      -------      -------      -------      -------
Adjusted net earnings ..........................      $11,832      $ 8,449      $34,995      $21,837
                                                      =======      =======      =======      =======


                                                                     THREE
                                                                  MONTHS ENDED
                                                    YEAR ENDED    DECEMBER 31,
                                                       2001           2000
                                                      -------       -------
Net earnings (loss) ............................      $39,146       $(6,228)
Add back: Goodwill amortization, net of tax.....        1,041            85
                                                      -------       -------
Adjusted net earnings (loss) ...................      $40,187       $(6,143)
                                                      =======       =======

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                                                           AS OF SEPTEMBER 30, 2002
                                                                      --------------------------------
                                                                      GROSS CARRYING      ACCUMULATED
                                                                          AMOUNT          AMORTIZATION
                                                                      --------------      ------------
             Amortized intangible assets
               Trademarks..........................................      $      882       $      (240)
               Patents.............................................          16,373            (1,106)
               Agreements not to compete...........................           1,402              (560)
               Other...............................................           9,930            (5,991)
                                                                         ----------       -----------
               Total...............................................      $   28,587       $    (7,897)
                                                                         ==========       ===========
             Nonamortized intangible assets
               Trademarks..........................................      $   76,963
                                                                         ==========
             Aggregate amortization expense:
               For nine months ended September 30, 2002............      $    3,916
             Estimated amortization expense:
               For three months ended December 31, 2002............      $    1,026
               For year ended December 31, 2003....................           4,107
               For year ended December 31, 2004....................           4,107
               For year ended December 31, 2005....................           4,107
               For year ended December 31, 2006....................           3,991
               For year ended December 31, 2007....................           3,546




         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

             Balance as of January 1, 2002...................     $     104,749
               Reallocation of purchase price................            57,866
               Amortization expense..........................              (349)
                                                                  -------------
              Balance as of September 30, 2002...............     $     162,266
                                                                  =============

         The reallocation of the purchase price was primarily the result of finalizing the appraisals during the third quarter ended September 30, 2002. The offsetting reduction to property, plant and equipment resulted in a $3.9 million adjustment to reduce depreciation expense, which was also recorded in the third quarter ended September 30, 2002.

3.  RECEIVABLES

         A summary of receivables is as follows:

                                                                              SEPTEMBER 30,                  DECEMBER 31,
                                                                                  2002                          2001
                                                                          --------------------           --------------------
            Trade accounts............................................... $             23,747           $             25,320
            Notes and contracts..........................................               22,706                         18,071
            Notes from sale of trade receivables (see Note 4)............               61,247                         70,878
            Other........................................................               11,337                         13,879
                                                                          --------------------           --------------------
                                                                                       119,037                        128,148
            Less allowance for doubtful accounts.........................                9,964                          9,085
                                                                          --------------------           --------------------
            Total receivables, net....................................... $            109,073           $            119,063
                                                                          ====================           ====================

4.  RECEIVABLES PURCHASE FACILITY

        In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At September 30, 2002 and December 31, 2001, there was $35.0 million and $75.8 million of SPE borrowings outstanding, respectively. The total accounts receivable sold by the Company during the three months and nine months ended September 30, 2002 were $561.5 million and $1,686.7 million, respectively.

5.  INVENTORIES

    A summary of inventories is as follows:


                           SEPTEMBER 30,  DECEMBER 31,
                               2002           2001
                             --------       --------
Raw materials ........       $ 79,447       $ 63,435
Finished goods .......         33,237         50,124
                             --------       --------
Total inventories ....       $112,684       $113,559
                             ========       ========

6.  INVESTMENTS

    The Company's investments are as follows:

                                                                  SEPTEMBER 30,                 DECEMBER 31,
                                                                      2002                          2001
                                                               ------------------            ------------------
          Harmony Farms, LLC................................   $            3,340            $            3,969
          New Feeds, LLC....................................                2,979                         3,214
          Iowa River Feeds, LLC.............................                2,563                         2,648
          Agland Farmland Feed, LLC.........................                2,339                         2,435
          Pro-Pet, LLC......................................                2,132                         2,362
          Nutri-Tech Feeds, LLC.............................                2,345                         2,314
          LOLFF SPV, LLC....................................                1,000                         1,805
          Northern Country Feeds, LLC.......................                1,688                         1,652
          CalvaAlto Liquid, LLC.............................                1,302                         1,302
          T-PM Holding Company..............................                1,375                         1,290
          Northern Colorado Feed, LLC.......................                  834                         1,210
          Strauss Feeds, LLC................................                1,229                         1,073
          Nutrikowi, LLC....................................                  876                           783
          Dakotaland Feeds, LLC.............................                  669                           736
          Other.............................................                6,450                         4,703
                                                               ------------------            ------------------
          Total investments.................................   $           31,121            $           31,496
                                                               ==================            ==================

All of the above investments are accounted for under the equity method with the exception of the unconsolidated LOLFF SPV, LLC and a portion of the investments under the caption "Other", which are accounted for under the cost method.

7.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment is as follows:

                                                                                SEPTEMBER 30,                    DECEMBER 31,
                                                                                     2002                            2001
                                                                             --------------------            --------------------
           Land and land improvements.............................           $             23,894            $             23,826
           Buildings and building equipment.......................                        106,587                         124,205
           Machinery and equipment................................                        208,360                         247,186
           Construction in progress...............................                         19,379                          13,019
                                                                             --------------------            --------------------
                                                                                          358,220                         408,236
           Less accumulated depreciation..........................                        104,082                          81,280
                                                                             --------------------            --------------------
           Total property, plant and equipment, net...............           $            254,138            $            326,956
                                                                             ====================            ====================


8.  RESTRUCTURING AND IMPAIRMENT

        For the three months ended September 30, 2002, the Company recorded a $0.9 million restructuring and impairment charge of which $0.7 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $0.2 million was related to employee severance and outplacement costs. The 2001 reversal of $2.4 million was for the sale of certain animal feed assets that had been written off in December 2000, and to reflect the decision to continue operating a plant previously scheduled for shutdown.

        For the nine months ended September 30, 2002 the Company recorded restructuring and impairment charges of $5.4 million. Of this amount, $3.0 million represented severance and outplacement costs for employees and $2.4 million represented a write-down of certain impaired plant assets. $2.3 million of the charges remained accrued as of September 30, 2002. For the nine months ended September 30, 2001, the Company recorded a restructuring reversal of $4.2 million for the sale of certain assets that had been written off in December 2000, and to reflect the decision to continue to operate plants previously scheduled for shutdown.

9.  GAIN ON SALE OF INTANGIBLES

        For the nine months ended September 30, 2002, the Company recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

10.  RELATED PARTY TRANSACTIONS

        In accordance with the Management Services Agreement between Land O'Lakes, Inc. and Farmland Industries, Inc. (Farmland), Land O'Lakes, Inc. charges the Company for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and information technology support. These costs totaled $5.8 million and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively.

         Payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $78.7 million and $79.0 million for the nine months ended September 30, 2002 and 2001, respectively.

        As part of the acquisition of Purina Mills, Inc. on October 11, 2001, Land O'Lakes, Inc. assumed certain liabilities, including a $59.7 million deferred tax liability. The Company has established a noncurrent note payable for this liability and, as future taxes relating to the deferred tax liability are paid by Land O'Lakes, Inc., the Company will make a corresponding payment to Land O'Lakes, Inc. This note is non-interest bearing and $59.7 million was outstanding at September 30, 2002 and December 31, 2001.

        The Company has a $100 million revolving credit facility with Land O'Lakes, Inc. which bears interest at LIBOR plus 260 basis points. The facility terminates on October 31, 2003, and is renewable annually. The Company had a note receivable from Land O' Lakes, Inc. of $17.7 million at September 30, 2002 and a note payable to Land O' Lakes, Inc. of $29.2 million at December 31, 2001.

        The Company entered into a Feed Supply Agreement with Farmland whereby Farmland agreed to purchase all of its feed and ingredients, excluding grain, from the Company. Such sales are made at prices competitive with those available from other suppliers. Sales to Farmland under the agreement totaled $1.5 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively.

        Sales with unconsolidated subsidiaries of the Company totaled $39.8 million and $34.1 million for the nine months ended September 30, 2002 and 2001, respectively.

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002

                                                                             WHOLLY
                                                 WHOLLY         WHOLLY       OWNED
                                                  OWNED          OWNED    SUBSIDIARIES
                               LAND O'LAKES    SUBSIDIARIES     PURINA     OF PURINA         NON-
                               FARMLAND FEED        OF          MILLS,       MILLS,        GUARANTOR
                                LLC PARENT      LOL FF LLC    LLC PARENT   LLC PARENT     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                               -------------   ------------   ----------  ------------    ------------   ------------   ------------
                                                                   ($ IN THOUSANDS)
                                                                      (UNAUDITED)
                                                                        ASSETS
Current assets:
  Cash and short-term
    investments                  $ (15,428)     $   7,871     $   5,542     $     (74)      $   2,089       $     -       $      -
  Receivables, net                 126,755         18,487         9,640        12,766           7,997       (66,572)       109,073
  Inventories                       49,812         13,681        43,326         1,852           4,013             -        112,684
  Prepaid expenses                   1,316            348           997             2             257             -          2,920
  Note receivable -
    Land O'Lakes, Inc.              17,658              -             -             -               -             -         17,658
                                 ---------      ---------     ---------     ---------       ---------     ---------      ---------
                Total current
                  assets           180,113         40,387        59,505        14,546          14,356       (66,572)       242,335
Investments                        410,871            258         2,674         8,799           2,196      (393,677)        31,121
Property, plant and
  equipment, net                    75,882          7,622       162,151         1,101           7,382             -        254,138
Goodwill, net                       12,951          3,655       144,738             -             922             -        162,266
Other intangibles, net               1,114          1,550        94,690             -             299             -         97,653
Other assets                        27,979          2,207        20,924             -             956       (19,310)        32,756
                                 ---------      ---------     ---------     ---------       ---------     ---------      ---------
                Total assets     $ 708,910      $  55,679     $ 484,682     $  24,446       $  26,111     $(479,559)     $ 820,269
                                 =========      =========     =========     =========       =========     =========      =========


                                                                  LIABILITIES AND EQUITIES
Current liabilities:
   Notes and short-term
     obligations                 $   3,000      $       -       $     -     $       -         $     -       $     -      $   3,000
   Accounts payable                 95,446         20,514        32,408         7,053           6,372       (66,572)        95,221
   Accrued expenses                 12,647          2,112        25,314           129           1,885             -         42,087
                                 ---------      ---------     ---------     ---------       ---------     ---------      ---------
                 Total current
                   liabilities     111,093         22,626        57,722         7,182           8,257       (66,572)       140,308
Notes payable -
  Land O'Lakes, Inc.                59,664          4,902        11,376             -           3,032       (19,310)        59,664
Employee benefits and
  other liabilities                   (668)             -        34,118             -             430             -         33,880
Minority interests                     (16)             -            16             -           3,125             -          3,125
Equities:
   Contributed capital             515,379         16,272       346,125        21,163          10,117      (393,677)       515,379
   Retained earnings                23,458         11,879        35,325        (3,899)          1,150             -         67,913
                                 ---------      ---------     ---------     ---------       ---------     ---------      ---------
                 Total equities    538,837         28,151       381,450        17,264          11,267      (393,677)       583,292
                                 ---------      ---------     ---------     ---------       ---------     ---------      ---------
Total liabilities and
  equities                       $ 708,910      $  55,679     $ 484,682     $  24,446       $  26,111     $(479,559)     $ 820,269
                                 =========      =========     =========     =========       =========     =========      =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                          WHOLLY
                                                           WHOLLY         WHOLLY          OWNED
                                                           OWNED          OWNED        SUBSIDIARIES
                                        LAND O'LAKES    SUBSIDIARIES     PURINA         OF PURINA         NON-
                                        FARMLAND FEED        OF           MILLS,          MILLS,        GUARANTOR
                                          LLC PARENT     LOL FF LLC     LLC PARENT      LLC PARENT     SUBSIDIARIES    CONSOLIDATED
                                        -------------   ------------    ----------     ------------    ------------    ------------
                                                                              ($ IN THOUSANDS)
                                                                                (UNAUDITED)
Net sales                                 $ 322,648       $  53,264      $ 198,648       $   6,863       $  13,025      $ 594,448
Cost of sales                               294,287          48,720        163,349           5,090          10,969        522,415
                                          ---------       ---------      ---------       ---------       ---------      ---------
Gross profit                                 28,361           4,544         35,299           1,773           2,056         72,033
Selling, general and administration          28,383           3,158         24,709           2,739           1,389         60,378
Restructuring and impairment
  charges                                       942               -              -               -               -            942
                                          ---------       ---------      ---------       ---------       ---------      ---------
(Loss) earnings from operations                (964)          1,386         10,590            (966)            667         10,713
Interest (income) expense, net                 (548)             98           (317)             (5)             35           (737)
Equity in (earnings) loss of
  affiliated companies                         (486)              -            101            (191)              -           (576)
Minority interest in (loss)
  earnings of subsidiaries                      (41)             25            (62)              -             272            194
                                          ---------       ---------      ---------       ---------       ---------      ---------
Net earnings (loss)                       $     111       $   1,263      $  10,868       $    (770)      $     360      $  11,832
                                          =========       =========      =========       =========       =========      =========


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002




                                                                                          WHOLLY
                                                         WHOLLY           WHOLLY          OWNED
                                                          OWNED            OWNED       SUBSIDIARIES
                                     LAND O'LAKES     SUBSIDIARIES       PURINA         OF PURINA         NON-
                                     FARMLAND FEED         OF             MILLS,          MILLS,        GUARANTOR
                                       LLC PARENT      LOL FF LLC       LLC PARENT      LLC PARENT     SUBSIDIARIES    CONSOLIDATED
                                     -------------    ------------      ----------     ------------    ------------    ------------
                                                                           ($ IN THOUSANDS)
                                                                              (UNAUDITED)
Net sales                             $   972,246      $   141,592     $   599,488     $    20,805      $    40,320     $ 1,774,451
Cost of sales                             884,684          128,452         495,054          15,458           35,606       1,559,254
                                      -----------      -----------     -----------     -----------      -----------     -----------
Gross profit                               87,562           13,140         104,434           5,347            4,714         215,197
Selling, general and administration        83,818            8,662          77,180           7,822            3,726         181,208
Restructuring and impairment
  charges                                   5,418                -               -               -                -           5,418
                                      -----------      -----------     -----------     -----------      -----------     -----------
(Loss) earnings from operations            (1,674)           4,478          27,254          (2,475)             988          28,571
Interest (income) expense, net             (1,664)             339            (876)            (10)             130          (2,081)
Gain on sale of intangibles                (4,184)               -               -               -                -          (4,184)
Equity in (earnings) loss of
  affiliated companies                     (1,326)               -              44             443                -            (839)
Minority interest in (loss)
  earnings of subsidiaries                     (8)             231               7               -              450             680
                                      -----------      -----------     -----------     -----------      -----------     -----------
Net earnings (loss)                   $     5,508      $     3,908     $    28,079     $    (2,908)     $       408     $    34,995
                                      ===========      ===========     ===========     ===========      ===========     ===========



                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                                 WHOLLY
                                                 LAND           WHOLLY          WHOLLY            OWNED
                                                O'LAKES         OWNED            OWNED         SUBSIDIARIES
                                               FARMLAND      SUBSIDIARIES       PURINA          OF PURINA
                                                 FEED             OF             MILLS,           MILLS,
                                              LLC PARENT      LOL FF LLC       LLC PARENT       LLC PARENT
                                              ----------     ------------      ----------      ------------
                                                                   ($ IN THOUSANDS)
                                                                      (UNAUDITED)
                                                                        ASSETS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                         $   5,508        $   3,908        $  28,079        $  (2,908)
  Adjustments to reconcile net earnings
   (loss) to cash provided (used) by
   operating activities:
   Depreciation and amortization                 11,676              710           21,234              189
   Bad debt expense                               2,175                -                -                -
   Decrease (increase) in other assets           30,080               (5)          (2,640)            (152)
   (Decrease) increase in other liabilities        (340)          (3,624)           1,058                -

   Restructuring and impairment charges           5,418                -                -                -
   Equity in (earnings) loss of affiliated
     companies                                   (1,326)               -               44              443
   Minority interests                                (8)             231                7                -
  Changes in current assets and liabilities,
   net of acquisitions and divestitures:
   Receivables                                  (28,455)          (4,346)           2,820             (433)
   Inventories                                   (3,594)           1,853               68              550
   Other current assets                           1,558              539            1,426               (2)
   Accounts payable                              36,684            5,588          (16,260)           1,933
   Accrued expenses                               9,528              694           (6,892)             235
                                              ---------        ---------        ---------        ---------
  Net cash provided (used) by operating
    activities                                   68,904            5,548           28,944             (145)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                    (7,799)            (444)          (5,798)            (143)
  Proceeds from sale of investment                1,592                -              452                -
  Proceeds from sale of property, plant
    and equipment                                 5,692                -                -                -
                                              ---------        ---------        ---------        ---------
  Net cash used by investing
    activities                                     (515)            (444)          (5,346)            (143)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt         (2,000)               -                -                -
  Proceeds from note payable to
    Land O'Lakes, Inc.                          339,982                -                -                -
  Payments on note payable to
    Land O'Lakes, Inc.                         (402,025)          (1,610)         (32,212)               -
                                              ---------        ---------        ---------        ---------
  Net cash (used) provided by
    financing activities                        (64,043)          (1,610)         (32,212)               -
                                              ---------        ---------        ---------        ---------
  Net increase (decrease) in cash                 4,346            3,494           (8,614)            (288)
Cash and short-term investments at
 beginning of period                            (19,774)           4,377           14,156              214
Cash and short-term investments at            ---------        ---------        ---------        ---------
 end of period                                $ (15,428)       $   7,871        $   5,542        $     (74)
                                              =========        =========        =========        =========






                                                     NON-
                                                  GUARANTOR
                                                 SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 ------------     ------------     ------------
                                                                 ($ IN THOUSANDS)
                                                                    (UNAUDITED)
                                                                      ASSETS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                              $     408       $        -        $  34,995
  Adjustments to reconcile net earnings
   (loss) to cash provided (used) by
   operating activities:
   Depreciation and amortization                         524                -           34,333
   Bad debt expense                                        -                -            2,175
   Decrease (increase) in other assets                   536          (43,702)         (15,883)
   (Decrease) increase in other liabilities              130                -           (2,776)

   Restructuring and impairment charges                    -                -            5,418
   Equity in (earnings) loss of affiliated
     companies                                             -                -             (839)
   Minority interests                                    450                -              680
  Changes in current assets and liabilities,
   net of acquisitions and divestitures:
   Receivables                                        (3,387)          41,616            7,815
   Inventories                                         1,998                -              875
   Other current assets                                   31                -            3,552
   Accounts payable                                     (629)         (49,169)         (21,853)
   Accrued expenses                                      354                -            3,919
                                                   ---------        ---------        ---------
  Net cash provided (used) by operating
    activities                                           415          (51,255)          52,411
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                           (114)               -          (14,298)
  Proceeds from sale of investment                         -                -            2,044
  Proceeds from sale of property, plant
    and equipment                                          -                -            5,692
                                                   ---------        ---------        ---------
  Net cash used by investing
    activities                                          (114)               -           (6,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt                   -                -           (2,000)
  Proceeds from note payable to
    Land O'Lakes, Inc.                                     -                -          339,982
  Payments on note payable to
    Land O'Lakes, Inc.                                (2,258)          51,255         (386,850)
                                                   ---------        ---------        ---------
  Net cash (used) provided by
    financing activities                              (2,258)          51,255          (48,868)
                                                   ---------        ---------        ---------
  Net increase (decrease) in cash                     (1,957)               -           (3,019)
Cash and short-term investments at
 beginning of period                                   4,046                -            3,019
Cash and short-term investments at                 ---------        ---------        ---------
 end of period                                     $   2,089       $        -        $       -
                                                   =========        =========        =========


                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001


                                                                             WHOLLY
                                                WHOLLY         WHOLLY        OWNED
                                                 OWNED          OWNED     SUBSIDIARIES
                              LAND O'LAKES    SUBSIDIARIES     PURINA      OF PURINA        NON-
                              FARMLAND FEED        OF          MILLS,        MILLS,       GUARANTOR
                               LLC PARENT      LOL FF LLC    LLC PARENT    LLC PARENT    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                              -------------   ------------   ----------   ------------   ------------   ------------   ------------
                                                                  ($ IN THOUSANDS)
                                                                     (UNAUDITED)
                                                                       ASSETS

Current assets:
  Cash and short-term
     investments ............  $ (19,774)      $   4,377     $  14,156     $     214      $   4,046      $       -      $   3,019
  Receivables, net ..........    103,219          14,147         9,680        12,417          4,556        (24,956)       119,063
  Inventories ...............     46,219          15,534        43,393         2,402          6,011              -        113,559
  Prepaid expenses ..........      2,883             887         2,423             -            279              -          6,472
                               ---------       ---------     ---------     ---------      ---------      ---------      ---------
     Total current
       assets ...............    132,547          34,945        69,652        15,033         14,892        (24,956)       242,113
Investments .................    391,970             258        19,712        11,077          1,303       (392,824)        31,496
Property, plant and
  equipment, net ............     90,709           7,887       219,421         1,147          7,792              -        326,956
Goodwill, net ...............     13,262           3,656        86,872             -            959              -        104,749
Other intangibles, net ......      1,163               -        99,169             -            331              -        100,663
Other assets ................     88,531           3,246             -             -          1,232        (65,369)        27,640
                               ---------       ---------     ---------     ---------      ---------      ---------      ---------
     Total assets ...........  $ 718,182       $  49,992     $ 494,826     $  27,257      $  26,509      $(483,149)     $ 833,617
                               =========       =========     =========     =========      =========      =========      =========

  LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
     obligations ............  $   4,509       $      23     $       -     $       -      $     468      $       -      $   5,000
  Notes payable-Land
     O'Lakes, Inc. ..........     29,210               -             -             -              -              -         29,210
  Accounts payable ..........     78,451          12,211        24,136        14,009          5,670        (17,403)       117,074
  Accrued expenses ..........     13,170           1,418        19,120          (108)         1,532              -         35,132
                               ---------       ---------     ---------     ---------      ---------      ---------      ---------
     Total current
       liabilities ..........    125,340          13,652        43,256        13,901          7,670        (17,403)       186,416
Notes payable-Land
    O'Lakes, Inc. ...........     59,664           6,512        58,763             -          5,290        (70,565)        59,664
Employee benefits and
  other liabilities .........        755           2,644        32,980             -            277              -         36,656
Minority interests ..........       (840)            910            28             -          2,821              -          2,919
Equities:
  Contributed capital .......    515,044          18,300       350,600        16,299          9,982       (395,181)       515,044
  Retained earnings
    (accumulated deficit)....     18,219           7,974         9,199        (2,943)           469              -         32,918
                               ---------       ---------     ---------     ---------      ---------      ---------      ---------
     Total equities .........    533,263          26,274       359,799        13,356         10,451       (395,181)       547,962
                               ---------       ---------     ---------     ---------      ---------      ---------      ---------
Total liabilities and
  equities ..................  $ 718,182       $  49,992     $ 494,826     $  27,257      $  26,509      $(483,149)     $ 833,617
                               =========       =========     =========     =========      =========      =========      =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                                              LAND O'LAKES            WHOLLY OWNED            NON-
                                              FARMLAND FEED         SUBSIDIARIES OF         GUARANTOR
                                               LLC PARENT             LOL FF LLC           SUBSIDIARIES            CONSOLIDATED
                                              -------------         ---------------        ------------            ------------
                                                        ($ IN THOUSANDS)
                                                           (UNAUDITED)
Net sales                                       $ 343,150              $  42,092             $  21,537              $ 406,779
Cost of sales                                     315,973                 37,889                20,685                374,547
                                                ---------              ---------             ---------              ---------
Gross profit                                       27,177                  4,203                   852                 32,232
Selling, general and administration                22,450                  2,434                   (39)                24,845
Restructuring and impairment
  (reversals)                                      (2,433)                     -                     -                 (2,433)
                                                ---------              ---------             ---------              ---------
Earnings from operations                            7,160                  1,769                   891                  9,820
Interest expense, net                               1,138                    227                   113                  1,478
Equity in earnings of
  affiliated companies                               (405)                     -                     -                   (405)
Minority interest in (loss)
  earnings of subsidiaries                             (1)                   100                   409                    508
                                                ---------              ---------             ---------              ---------
Net earnings                                    $   6,428              $   1,442             $     369              $   8,239
                                                =========              =========             =========              =========



                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001



                                              LAND O'LAKES           WHOLLY OWNED             NON-
                                              FARMLAND FEED        SUBSIDIARIES OF          GUARANTOR
                                               LLC PARENT            LOL FF LLC            SUBSIDIARIES        CONSOLIDATED
                                              -------------        ---------------         ------------        ------------
                                                        ($ IN THOUSANDS)
                                                           (UNAUDITED)
Net sales                                     $ 1,032,046            $   116,045           $    55,181         $ 1,203,272
Cost of sales                                     947,013                104,860                52,443           1,104,316
                                              -----------            -----------           -----------         -----------
Gross profit                                       85,033                 11,185                 2,738              98,956
Selling, general and administration                69,240                  6,667                 1,427              77,334
Restructuring and impairment
  (reversals)                                      (4,242)                     -                     -              (4,242)
                                              -----------            -----------           -----------         -----------
Earnings from operations                           20,035                  4,518                 1,311              25,864
Interest expense, net                               3,984                    589                   359               4,932
Equity in earnings of
  affiliated companies                             (1,236)                     -                     -              (1,236)
Minority interest in earnings
  of subsidiaries                                       2                    247                   472                 721
                                              -----------            -----------           -----------         -----------
Net earnings                                  $    17,285            $     3,682           $       480         $    21,447
                                              ===========            ===========           ===========         ===========


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                     LAND O'LAKES    WHOLLY OWNED         NON-
                                                    FARMLAND FEED   SUBSIDIARIES OF    GUARANTOR
                                                     LLC PARENT       LOL FF LLC      SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                    -------------   ---------------   ------------     ------------   ------------
                                                          ($ IN THOUSANDS)
                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $  17,285        $   3,682        $     480        $       -      $  21,447
  Adjustments to reconcile net earnings
      to cash provided (used) by operating
      activities:
      Depreciation and amortization                     11,369              669              669                -         12,707
      Bad debt expense                                     436                -                -                -            436
      (Increase) decrease in other assets               (5,477)             329           (1,185)           6,031           (302)
      (Decrease) increase in other liabilities          (3,806)          (1,262)              82                -         (4,986)
      Restructuring and impairment reversals            (4,242)               -                -                -         (4,242)
      Equity in earnings of affiliated
        companies                                       (1,236)               -                -                -         (1,236)
      Minority interests                                     2              247              472                -            721
  Changes in current assets and liabilities, net
      of acquisitions and divestitures:
      Receivables                                       14,950           (2,485)          (3,485)         (16,894)        (7,914)
      Inventories                                        8,788            2,489              476                -         11,753
      Other current assets                               5,964             (407)              (3)               -          5,554
      Accounts payable                                 (17,569)          (2,853)             254            5,163        (15,005)
      Accrued expenses                                 (26,049)          (1,162)            (576)               -        (27,787)
                                                     ---------        ---------        ---------        ---------      ---------
  Net cash provided (used) by operating
    activities                                             415             (753)          (2,816)          (5,700)        (8,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (12,949)          (1,381)            (152)               -        (14,482)
  Proceeds from sale of investment                       1,676                -                -                -          1,676
  Proceeds from sale of property, plant and
    equipment                                            3,374                -                -                -          3,374
                                                     ---------        ---------        ---------        ---------      ---------
  Net cash used by investing
    activities                                          (7,899)          (1,381)            (152)               -         (9,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt                 1,659           (1,500)               1            1,500          1,660
  Proceeds from note payable to Land O'
    Lakes, Inc.                                        276,351                -                -            4,200        280,551
  Payments on note payable to Land O'
    Lakes, Inc.                                       (263,158)          (2,481)           1,714                -       (263,925)
                                                     ---------        ---------        ---------        ---------      ---------
  Net cash provided (used) by financing
    activities                                          14,852           (3,981)           1,715            5,700         18,286
                                                     ---------        ---------        ---------        ---------      ---------
  Net increase (decrease) in cash                        7,368           (6,115)          (1,253)               -              -
Cash and short-term investments at beginning of
 period                                                 (9,792)           7,397            2,395                -              -
                                                     ---------        ---------        ---------        ---------      ---------
Cash and short-term investments at end of period     $  (2,424)       $   1,282        $   1,142        $       -      $       -
                                                     =========        =========        =========        =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussions of financial condition and results of operations Land O'Lakes Farmland Feed LLC together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of management Land O'Lakes Farmland Feed. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements.

OVERVIEW

General

        Land O'Lakes Farmland Feed LLC produces both commercial and lifestyle feed for a wide variety of animals, including dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock use Land O'Lakes Farmland Feed LLC's commercial feed products. Customers who own animals principally for non-commercial purposes use Land O'Lakes Farmland Feed LLC's lifestyle feed products. Land O'Lakes Farmland Feed LLC markets animal feed products under the Land O'Lakes Farmland Feed label. Through its wholly-owned subsidiary Purina Mills, Inc., Land O'Lakes Farmland Feed LLC also markets animal feed, other than dog and cat food, under the leading brands in the industry, Purina, Chow and the "Checkerboard" Nine Square Logo.

         Land O'Lakes Farmland Feed LLC was formed in October 2000 through the combination of the feed businesses of Land O'Lakes, Inc. and Farmland Industries Inc. Based on their relative contributions, Land O'Lakes, Inc. and Farmland Industries, Inc. had ownership interests of 69.2% and 30.8%, respectively, at the time of formation. Subsequent to the formation, the ownership interests were changed to 73.7% and 26.3%, respectively, due to additional capital contribution by Land O'Lakes, Inc. as well as an adjustment to the initial revenue stream contribution.

         In October 2001, Land O'Lakes acquired Purina Mills, Inc. and contributed the business to Land O'Lakes Farmland Feed LLC in consideration of an increase in Land O'Lakes, Inc.'s ownership interest from 73.7% to 92%. The total purchase price of the Purina Mills, Inc. acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to the balance sheet of Land O'Lakes Farmland Feed LLC. Land O'Lakes, Inc. financed the acquisition and refinanced outstanding indebtedness of Land O'Lakes, Inc. and Purina Mills, Inc. through a combination of secured bank revolving credit and term debt and the issuance of $350.0 million of unsecured senior notes due 2011. Land O'Lakes Farmland Feed LLC and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC) have guaranteed this indebtedness and have secured that obligation with substantially all assets. By the end of 2002, Land O'Lakes Farmland Feed LLC expects to have implemented programs that would enable it to generate recurring annual cost savings of approximately $50 million as a result of the acquisition, relative to costs that would have been incurred separately. In 2002, we expect to generate approximately $25 million in savings, which are expected to be partially offset by plant closing, severance, employee relocation and information technology integration costs of approximately $20 million.

        The table under "Results of Operations" reflects the relative contribution of selected results of operations of Land O'Lakes Farmland Feed LLC and Purina Mills, LLC for the periods presented.

Consolidated and Unconsolidated Businesses

       Land O'Lakes Farmland Feed LLC has numerous business activities that are not wholly-owned. The results of the majority and wholly-owned businesses are fully consolidated. The minority owners' share in these businesses is eliminated in the consolidated financial statements. Most of the investments in joint ventures in which Land O'Lakes Farmland Feed LLC has 50% or less of the governance rights are accounted for under the equity method of accounting. In the third quarter of 2002, unconsolidated businesses contributed earnings of $0.6 million to Land O'Lakes Farmland Feed LLC, compared to earnings of $0.4 million in the third quarter of 2001. For the nine months ended September 30, 2002, earnings in unconsolidated businesses were $0.8 million compared to $1.2 million for the nine months ended September 30, 2001. The investment in unconsolidated businesses as of September 30, 2002 was $31.1 million, compared to $31.5 million as of December 31, 2001. Cash flow from investment in unconsolidated businesses in the third quarter of 2002 was $0.9 million, compared to $1.2 million in the third quarter of 2001. Cash flow from investment in unconsolidated businesses for the first nine months of 2002 was $2.0 million, compared to $1.7 million for the first nine months of 2001.

Critical Accounting Policies

       We utilize certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management's judgment about subjective factors and estimates about the effect of matters which are inherently uncertain. The following is a summary of those accounting measurements which we believe are most critical to the reported results of operations and financial condition.

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

       Allowance for Doubtful Accounts. We estimate the allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories, current sales levels and the state of the economy. Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial strength of customers or changes in the state of the economy could negatively impact the financial results.

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


Merchandising Activities

        Land O'Lakes Farmland Feed LLC, in addition to selling its own products, buys, sells or brokers for a fee, soybean meal and other feed ingredients under its ingredient merchandising program. Land O'Lakes Farmland Feed LLC markets these ingredients to local member cooperatives and to other feed manufacturers, which use them to produce feed. Although this activity generates substantial revenues, it is a very low-margin business. However, we benefit from increased purchasing efficiencies, resulting in lower prices for feed manufacturing inputs. For the three months ended September 30, 2002, ingredient merchandising generated net sales of $124.6 million, or 21.0% of net sales, and a gross profit of $3.2 million, or 4.4% of total gross profit. For the nine months ended September 30, 2002, ingredient merchandising generated net sales of $362.6 million, or 20.4% of net sales, and gross profit of $9.8 million, or 4.6% of total gross profit.


Seasonality

     The feed business is seasonal, with a higher percentage of the feed volume sold, and earnings generated, during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting cattle product lines. If the weather is particularly cold and wet during the winter, sales of cattle feed increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of cattle feed may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions, but these conditions do not materially affect quarter-by-quarter results of operations.

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

        We enter into forward looking contracts to supply feed, which currently represent approximately 20% of the feed output. When we enter into these contracts, we also generally enter into forward input supply contracts to "lock in" IOIC.

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

        As dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of the animal, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs. This change is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers will purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our Western feed region and increases in our subsidiaries that manufacture premixes in the Western area. In addition, the increase in vertical integration of swine and poultry producers has resulted in increased sales of lower-margin feed products.

        Historically, Purina Mills, Inc. reported results of its swine business together with its feed business. Accordingly, the swine business which we acquired from Purina Mills, Inc. in October 2001 is reported within our results for the three and nine months ended September 30, 2002. For the nine months ended September 30, 2002, the Purina Mills, LLC swine business generated a loss of $2.5 million compared to a gain of $0.5 million for the nine months ended September 30, 2001.

RESULTS OF OPERATIONS



                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                             SEPTEMBER 30, 2002                SEPTEMBER 30, 2001
                                                             ------------------                ------------------
                                                                            % OF                              % OF
                                                           AMOUNT         NET SALES         AMOUNT          NET SALES
                                                        -------------------------------------------------------------
                                                                              (AMOUNTS IN THOUSANDS)
Net Sales
    Land O'Lakes Farmland Feed                          $   388,937          65.4%        $   406,779         100.0%
    Purina Mills                                            205,511          34.6%                  -           0.0%
-------------------------------------------------------------------------------------------------------------------
       Total sales                                          594,448         100.0%            406,779         100.0%

Cost of sales
   Land O'Lakes Farmland Feed                               353,976          91.0%            374,547          92.1%
   Purina Mills                                             168,439          82.0%                  -           0.0%
-------------------------------------------------------------------------------------------------------------------
       Total cost of sales                                  522,415          87.9%            374,547          92.1%

Gross Profit
   Land O'Lakes Farmland Feed                                34,961           9.0%             32,232           7.9%
   Purina Mills                                              37,072          18.0%                  -           0.0%
-------------------------------------------------------------------------------------------------------------------
        Total gross profit                                   72,033          12.1%             32,232           7.9%

Selling, general and administration expense                  60,378          10.2%             24,845           6.1%
Restructuring and impairment charges (reversals)                942           0.1%             (2,433)          0.6%
-------------------------------------------------------------------------------------------------------------------

Earnings from operations                                     10,713           1.8%              9,820           2.4%

Interest (income) expense, net                                 (737)          0.1%              1,478           0.4%
Gain on sale of intangibles                                       -           0.0%                  -           0.0%
Equity in earnings of affiliated companies                     (576)          0.1%               (405)          0.1%
Minority interest in earnings of subsidiaries                   194           0.0%                508           0.1%
-------------------------------------------------------------------------------------------------------------------
Net earnings                                            $    11,832           2.0%        $     8,239           2.0%
===================================================================================================================



                                                                                   NINE MONTHS ENDED
                                                                                   -----------------
                                                                   SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                                                   ------------------              ------------------
                                                                                  % OF                             % OF
                                                                AMOUNT          NET SALES        AMOUNT          NET SALES
                                                             -------------------------------------------------------------
                                                                                  (AMOUNTS IN THOUSANDS)
Net Sales
    Land O'Lakes Farmland Feed                               $ 1,154,158          65.0%        $ 1,203,272        100.0%
    Purina Mills                                                 620,293          35.0%                  -          0.0%
-----------------------------------------------------------------------------------------------------------------------
       Total sales                                             1,774,451         100.0%          1,203,272        100.0%

Cost of sales
   Land O'Lakes Farmland Feed                                  1,048,742          90.9%          1,104,316         91.8%
   Purina Mills                                                  510,512          82.3%                  -          0.0%
-----------------------------------------------------------------------------------------------------------------------
       Total cost of sales                                     1,559,254          87.9%          1,104,316         91.8%

Gross Profit
   Land O'Lakes Farmland Feed                                    105,416           9.1%             98,956          8.2%
   Purina Mills                                                  109,781          17.7%                  -          0.0%
-----------------------------------------------------------------------------------------------------------------------
        Total gross profit                                       215,197          12.1%             98,956          8.2%

Selling, general and administration expense                      181,208          10.2%             77,334          6.4%
Restructuring and impairment charges (reversals)                   5,418           0.3%             (4,242)         0.4%
-----------------------------------------------------------------------------------------------------------------------

Earnings from operations                                          28,571           1.6%             25,864          2.2%

Interest (income) expense, net                                    (2,081)          0.1%              4,932          0.4%
Gain on sale of intangibles                                       (4,184)          0.2%                  -          0.0%
Equity in earnings of affiliated companies                          (839)          0.1%             (1,236)         0.1%
Minority interest in earnings of subsidiaries                        680           0.0%                721          0.1%
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                                 $    34,995           2.0%        $    21,447          1.8%
=======================================================================================================================


THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

        Net sales for the three months ended September 30, 2002 increased $187.6 million, or 46.1%, to $594.4 million, compared to net sales of $406.8 million for the three months ended September 30, 2001. The acquisition of Purina Mills contributed $205.5 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales in our animal health products decreased $3.8 million as a result of a realigned marketing arrangement with a large vendor whereby the vendor sells product directly to our customer in exchange for a margin-based fee. Swine feed sales in our Land O'Lakes Farmland Feed branded products decreased $6.0 million as a result of decreased volumes and depressed market prices for hog producers, caused, in part, by excess food proteins (such as beef, cattle, swine and chickens) in the United States market. Sales increased $2.8 million in our Land O'Lakes Farmland Feed branded lifestyle product lines reflecting a later start to the beginning of the aquaculture feeding season in 2002 compared to 2001. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $1.6 million, primarily due to the economic effect of drought conditions in the Central United States and excess food proteins in the United States market. Sales of bulk phosphates decreased $5.2 million due to the sale of this business to a third party. Sales in our dairy feeds area increased $1.8 million, driven by strong sales of simple blends in our Western feed division. These increased sales are the result of more cows moving to the western United States. Sales from ingredient merchandising decreased $2.9 million, from $127.5 million during the three months ended September 30, 2001 to $124.6 million for the three months ended September 30, 2002.

COST OF SALES

        Cost of sales for the three months ended September 30, 2002 increased $147.9 million, or 39.5%, to $522.4 million, compared to $374.5 million for the three months ended September 30, 2001. The acquisition of Purina Mills added $168.4 million in cost of sales for the three months ended September 30, 2002. This increase was slightly offset by a decrease in Land O'Lakes Farmland Feed LLC branded product lines. Our animal health products decreased $3.5 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee. Land O'Lakes Farmland Feed branded lifestyle cost of sales increased $2.3 million as a result of a later start to the beginning to the aquaculture feeding season in 2002 compared to the 2001. Land O'Lakes Farmland Feed branded swine cost of sales decreased by $5.0 million due to decreased volume caused, in part, by a protein glut in the United States. Land O'Lakes Farmland Feed LLC branded beef feeds cost of sales decreased $0.7 million, due to slower sales as a result of weak economic conditions caused by drought in the Plains states and depressed market prices as there continues to be excess protein sources in the marketplace. Cost of sales of bulk phosphates decreased $4.7 million as we sold this business during the first quarter of 2002. Cost of sales in our dairy feed area increased $0.9 million, primarily as a result of strong sales in our Western feed division. Cost reductions from the integration efforts related to Purina Mills reduced our cost of sales by $1.7 million. Cost of sales as a percent of sales decreased 4.2 percentage points, from 92.1% in the third quarter of 2001 to 87.9% in the same period of 2002. The decrease was due primarily to higher margins on certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines. Cost of sales also decreased due to cost reductions in our purchasing, manufacturing and distribution area as a result of the integration of the Purina Mills, LLC operations. Cost of sales decreased $2.9 million as a result of the decrease in ingredient merchandising sales. An unrealized hedging loss in the third quarter of 2002 related to corn and soybean meal futures contracts increased cost of sales by $1.6 million, compared to a loss of $0.1 million in the third quarter of 2001. IOIC as a percent of cost of sales increased to 25.6% in the third quarter of 2002 from 16.2% in the same period of 2001 due to the change in product mix and strong performance in our higher margin areas of milk replacer and concentrated feed items.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

        Selling, general and administration expense for the three months ended September 30, 2002 increased $35.6 million, or 143.5%, to $60.4 million, compared to $24.8 million for the three months ended September 30, 2001. Selling, general and administration expense as a percent of sales increased 4.1 percentage points from 6.1% for the three months ended September 30, 2001 to 10.2% for the three months ended September 30, 2002. The majority of this increase was related to the acquisition of Purina Mills, Inc., which contributed $27.5 million in increased selling, general and administration expense. In addition, in the third quarter of 2002, we incurred one-time integration costs of $5.0 million with none in the same period in 2001.


RESTRUCTURING AND IMPAIRMENT CHARGES

        Land O'Lakes Farmland Feed LLC recorded a $0.9 million restructuring and impairment charge for the three months ended September 30, 2002, of which $0.7 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $0.2 million was related to employee severance and outplacement costs for employees at various locations. The 2001 reversal of $2.4 million was to reflect the decision to continue operating a plant previously scheduled for shutdown.

        We anticipate restructuring and impairment charges of approximately $7 million in 2002 related to the integration of Purina Mills, LLC into Land O'Lakes Farmland Feed LLC.

INTEREST (INCOME) EXPENSE

        Interest (income) expense in the third quarter of 2002 was ($0.7) million compared to $1.5 million in the same period of 2001. Since the formation of Land O'Lakes Farmland Feed LLC, interest is charged based on actual borrowings. In the first quarter of 2001, Land O'Lakes Farmland Feed had a current note payable to Land O'Lakes, Inc. of $29.2 million. After the securitization of the feed, seed, and swine accounts receivable, cash was generated to pay off this note and provide cash to Land O' Lakes, Inc.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

       In the third quarter of 2002, equity in earnings of affiliated companies was $0.6 million compared to $0.4 million in the third quarter of 2001.

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

        In the third quarter of 2002, we recorded minority interest in earnings of majority-owned subsidiaries of $0.2 million compared to $0.5 million in the third quarter of 2001.

INCOME TAXES

        Upon the formation of Land O'Lakes Farmland Feed LLC on October 1, 2000, provisions for income taxes were no longer recorded since the taxable operations pass directly to the joint venture owners. Prior to the formation, income taxes were allocated to Land O'Lakes Feed Division on the basis of its taxable income and included in the Land O'Lakes, Inc. tax return.

NET EARNINGS

        Net earnings increased $3.6 million to $11.8 million in the third quarter of 2002, compared to $8.2 million in the third quarter of 2001.


NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

        Net sales for the nine months ended September 30, 2002 increased $571.2 million, or 47.5%, to $1,774.5 million, compared to net sales of $1,203.3 million for the nine months ended September 30, 2001. The acquisition of Purina Mills, Inc. contributed $620.3 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed LLC branded sales. Sales in our animal health products decreased $14.0 million as a result of a realigned marketing arrangement with a large vendor whereby we no longer record sales dollars, but rather a margin-based fee. Sales in our Land O'Lakes Farmland Feed branded swine products decreased $13.0 million as a result of decreased volumes and depressed market prices for hogs, caused, in part, by excess food proteins in the United States market. Sales of Land O'Lakes Farmland Feed LLC branded beef feeds decreased $8.4 million, primarily due to the effect of warmer than average winter weather and excess food proteins in the United States market. Sales also decreased $2.5 million in our Land O'Lakes Farmland Feed LLC branded lifestyle product lines, reflecting a delayed start to the aquaculture feeding season and slower sales in our pet food area earlier in the year as we launched a new product line. Sales of bulk phosphates decreased $13.5 million due to the sale of this business to a third party. Sales in our dairy feeds area increased $6.1 million, driven by strong sales of simple blends in our Western region. We also experienced an increase of $3.5 million in our animal milk products as a result of strong volumes. Finally, sales from ingredient merchandising decreased $3.9 million from $366.5 million for the nine months ended September 30, 2001 to $362.6 million for the nine months ended September 30, 2002.

COST OF SALES

         Cost of sales for the nine months ended September 30, 2002 increased $455.0 million, or 41.2%, to $1,559.3 million, compared to $1,104.3 million for the nine months ended September 30, 2001. The acquisition of Purina Mills, Inc. added $510.5 million in cost of sales for the nine months ended September 30, 2002. This increase was slightly offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Animal health products decreased $13.6 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee. Land O'Lakes Farmland Feed LLC branded lifestyle cost of sales declined $4.3 million as result of improved risk management in our aquaculture area and lower sales in our pet food as we launched a new product line. Land O'Lakes Farmland Feed LLC branded beef feeds cost of sales decreased $4.9 million, due to slower sales as a result of warm winter weather. Land O'Lakes Farmland Feed LLC branded swine feed cost of sales decreased by $7.7 million. Cost of sales of bulk phosphates decreased $12.1 million as we sold this business during the first quarter of 2002. Cost of sales in our Animal Milk Products area increased $0.9 million primarily due to increased volumes. Cost of sales for our dairy feed increased $7.4 million, primarily as a result of strong sales in our Western region. Cost reductions from the integration efforts related to Purina Mills, LLC reduced our cost of sales by $5.0 million. Cost of sales as a percent of net sales decreased
3.9 percentage points, from 91.8% in the first nine months of 2001 to 87.9% in the same period of 2002. The decrease was due primarily to higher margins on certain Purina Mills, LLC products, which carry a comparatively higher margin than our traditional product lines, stronger margins in our aquaculture area and strong sales in our milk replacer areas. Cost of sales decreased $3.7 million as a result of the decline in ingredient merchandising sales. An unrealized hedging gain in the first nine months of 2002 related to corn and soybean meal futures contracts decreased cost of sales by $2.3 million, compared to an increase from an unrealized hedging loss of $1.3 million in the first nine months of 2001. IOIC as a percent of cost of sales increased to 25.7% in the first nine months of 2002 from 17.5% in the same period of 2001 due to the change in product mix and the change in unrealized hedging gains and losses as noted above.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

        Selling, general and administration expense for the nine months ended September 30, 2002 increased $103.9 million, or 134.4%, to $181.2 million, compared to $77.3 million for the nine months ended September 30, 2001. Selling, general and administration expense as a percent of sales increased 3.8 percentage points from 6.4% for the nine months ended September 30, 2001 to 10.2% for the nine months ended September 30, 2002. The majority of this increase was related to the acquisition of Purina Mills, Inc., which contributed $85.0 million in increased selling, general and administration expense. In addition, in the first nine months of 2002, we incurred one-time integration costs of $15.0 million with none in the same period in 2001. We also incurred an additional $1.7 million of bad debt expense in the first nine months of 2002.

RESTRUCTURING AND IMPAIRMENT CHARGES

        For the nine months ended September 30, 2002, Land O'Lakes Farmland Feed LLC recorded a $5.4 million restructuring and impairment charge, of which $2.4 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $3.0 million was related to employee severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other plant facilities. The 2001 reversal of $4.2 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

        We anticipate restructuring and impairment charges of approximately $7 million in 2002 related to the integration of Purina Mills, LLC into Land O'Lakes Farmland Feed LLC.

INTEREST (INCOME) EXPENSE

        Interest (income) expense for the nine months ended September 30, 2002 was ($2.1) million compared to $4.9 million in the same period of 2001. Since the formation of Land O'Lakes Farmland Feed LLC, interest is charged based on actual borrowings. In the first quarter of 2001, Land O'Lakes Farmland Feed LLC had a current note payable to Land O'Lakes, Inc. in the amount of $29.2 million. After the securitization of the feed, seed, and swine accounts receivable, cash was generated to pay off this note and provide cash to Land O' Lakes, Inc.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

       For the nine months ended September 30, 2002, equity in earnings of affiliated companies was $0.8 million compared to $1.2 million for the same period of 2001.

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

         In each of the nine months ended September 30, 2002 and September 30, 2001, Land O'Lakes Farmland Feed LLC recorded minority interest in earnings of majority-owned subsidiaries of $0.7 million.

INCOME TAXES

        Upon the formation of Land O'Lakes Farmland Feed LLC on October 1, 2000, provisions for income taxes were no longer recorded since the taxable operations pass directly to the joint venture owners. Prior to the formation, income taxes were allocated to Land O'Lakes Feed Division on the basis of its taxable income and included in the Land O'Lakes, Inc. tax return.

NET EARNINGS

        Net earnings for the nine months ended September 30, 2002 were $35.0 million compared to $21.4 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       Land O'Lakes Farmland Feed LLC relies on cash from operations, borrowings from Land O'Lakes, Inc., and the sale of accounts receivable as the main sources of financing working capital requirements, additions to property, plant and equipment, and acquisitions and joint ventures. Other sources of funding consist of leasing arrangements and the sale of non-strategic assets. Land O'Lakes Farmland Feed LLC had a noncurrent note payable to Land O'Lakes, Inc. of $59.7 million at September 30, 2002 and December 31, 2001.

        Net cash provided by operating activities of $52.4 million in the nine months ended September 30, 2002 was $61.3 million more than the net cash used by operating activities of $8.9 million for the nine months ended September 30, 2001. This increase in cash from operations was primarily due to an increase in net earnings, and improved working capital due to accounts receivable and accrued expenses, partially offset by accounts payable.

       Net cash used in investing activities was $6.6 million in the nine months ended September 30, 2002 as compared with $9.4 million in the nine months ended September 30, 2001. This cash flow improvement in 2002 compared to 2001 was primarily the result of higher proceeds from the sale of property, plant and equipment.

       Net cash used in financing activities was $48.9 million for the nine months ended September 30, 2002, compared to net cash provided of $18.3 million in the same period of 2001. Payments on notes payable to Land O' Lakes, Inc. in the nine months ended September 30, 2002 and 2001 were $386.9 million and $263.9 million, respectively. Borrowings from Land O' Lakes, Inc. increased from $280.6 million in the nine months ended September 30, 2001 to $340.0 million in the nine months ended September 30, 2002.

       A revolving credit facility has been established between Land O'Lakes, Inc. and Land O'Lakes Farmland Feed LLC for the purpose of financing working capital at Land O'Lakes Farmland Feed LLC. Borrowings under the revolving credit facility with Land O'Lakes, Inc. bear interest at 260 basis points over LIBOR. The revolving credit facility with Land O'Lakes, Inc. terminates on October 31, 2003, and is renewable annually.

OFF-BALANCE SHEET ARRANGEMENTS

        Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC and Purina Mills, LLC entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, these entities sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed LLC. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed LLC or Land O'Lakes, Inc. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables times the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes Farmland Feed LLC and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, Land O'Lakes Farmland Feed LLC has retained reserves for estimated losses. As of September 30, 2002, $35.0 million was drawn against this facility with $65.0 million available.

       In addition, Land O'Lakes Farmland Feed LLC leases various equipment and real properties under long-term operating leases. Total consolidated rental expense for the nine months ended September 30, 2002 and 2001 was $9.1 million and $3.4 million, respectively. The majority of this increase was due to the addition of Purina Mills, LLC operations. Most of the leases require payment of operating expenses applicable to the leased assets. Land O'Lakes Farmland Feed LLC expects that in the normal course of business, most leases that expire will be renewed or replaced by other leases.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

       At September 30, 2002, Land O'Lakes Farmland Feed LLC had certain contractual obligations that require the following payments:


                                   PAYMENTS DUE BY PERIOD (AS OF SEPTEMBER 30, 2002)
CONTRACTUAL CASH OBLIGATIONS          TOTAL          LESS THAN 1 YEAR       1-3 YEARS           4-5 YEARS         AFTER 5 YEARS
                                      -----          ----------------       ---------           ---------         -------------
                                                     ($ in thousands)
Operating Leases                     $10,725             $ 3,202             $ 5,367             $ 2,156             $     -
Note payable to Land O'Lakes, Inc.    59,664                   -              17,898              17,898              23,868
                                     -------             -------             -------             -------             -------
Total Contractual Obligations        $70,389             $ 3,202             $23,265             $20,054             $23,868
                                     =======             =======             =======             =======             =======


       Land O'Lakes Farmland Feed LLC has certain commitments which may require the following payments to be made:


                                              AMOUNT OF CONTINGENT OBLIGATIONS (1)
                                         EXPIRATION PER PERIOD (AS OF SEPTEMBER 30, 2002)
                                           TOTAL AMOUNTS
OTHER GUARANTEES                            GUARANTEED     LESS THAN 1 YEAR    1-3 YEARS       4-5 YEARS    OVER 5 YEARS
                                           -------------   ----------------    ---------       ---------    ------------
                                                     ($ in thousands)
Land O'Lakes Term Loan A(2)                  $291,217          $ 38,545         $157,920       $ 94,752       $      -
Land O'Lakes Term Loan B(2)                   233,783             1,411            5,645          5,645        221,082
Land O'Lakes 8 3/4% Senior Notes due 2011     350,000                 -                -              -        350,000
Producer Loans                                  7,000             7,000                -              -              -
                                             --------          --------         --------       --------       --------
Total Guarantees                             $882,000          $ 46,956         $163,565       $100,397       $571,082
                                             ========          ========         ========       ========       ========


    (1) See "Off-Balance Sheet Arrangements" for information concerning our receivables securitization.

    (2) These obligations are subject to mandatory prepayment in certain events.

       Land O'Lakes Farmland Feed LLC expects that total capital expenditures will be approximately $30 million in 2002 and approximately $44 million in 2003. Of such amounts, Land O'Lakes Farmland Feed LLC currently estimates that a minimum range of $16 million to $18 million of ongoing maintenance capital expenditures is required each year.

       Land O'Lakes Farmland Feed LLC expects that funds from operations and available borrowings under its revolving credit line from Land O'Lakes, Inc. and receivables securitization facility will provide sufficient working capital to operate the business, to make expected capital expenditures and to meet foreseeable liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Land O'Lakes Farmland Feed LLC has adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, Land O'Lakes Farmland Feed LLC performed step one of the impairment testing of goodwill for the balances as of January 1, 2002 by June 30, 2002. The fair value of goodwill exceeded the carrying amount, therefore the second step of impairment testing is not required and no impairment has been recognized in the current year of adoption.

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

        The following table presents a reconciliation of net earnings adjusted for the exclusion of amortization of goodwill no longer required to be amortized, net of income taxes:

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 -------------------     -------------------
                                                  2002        2001         2002        2001
                                                 -------     -------     -------     -------
Net earnings...................................  $11,832     $ 8,239     $34,995     $21,447
Add back: Goodwill amortization, net of tax....        -         210           -         390
                                                 -------     -------     -------     -------
Adjusted net earnings..........................  $11,832     $ 8,449     $34,995     $21,837
                                                 =======     =======     =======     =======




                                                                 THREE
                                                              MONTHS ENDED
                                               YEAR ENDED     DECEMBER 31,
                                                  2001            2000
                                                 -------        -------
Net earnings (loss) ..........................   $39,146        $(6,228)
Add back: Goodwill amortization, net of tax...     1,041             85
                                                 -------        -------
Adjusted net earnings (loss) .................   $40,187        $(6,143)
                                                 =======        =======


FORWARD LOOKING STATEMENTS

       This Form 10-Q for the nine months ended September 30, 2002 includes "forward-looking statements" within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth below. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

       Our business relies on the sale of feed products to consumers who own animals for recreational purposes or hobbies. The impact of an extended economic downturn in the United States economy could cause some of these owners either to sell their animals or to seek alternative, less expensive products.

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

CHANGES IN OUR DISTRIBUTION CHANNELS COULD DECREASE OUR REVENUES AND CASH FLOW.

       We sell our products through various distribution channels. Increased turnover in any of these channels could result in a loss of distribution access to certain markets, resulting in lower revenues and cash flows.

OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY EXTREME WEATHER CONDITIONS.

        Our operating results are affected by seasonal fluctuations of our sales and operating profits. Our sales are seasonal, with a higher percentage of sales generated during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting sales of our beef cattle products. If the weather is particularly warm during the winter, then sales of feed for beef cattle may decrease because the cattle may be better able to graze under warmer conditions.

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

        We have ownership interests in swine. In recent years, the market for hogs and wholesale pork has been the subject of extreme market fluctuations as a result of a number of factors, including industry expansion, processor capacity and consumer demand. In December 1998, the price of hogs hit its lowest point in nearly forty years, resulting in the price we received for a finished hog being substantially less than the cost to produce the hog. The prices for weanling and feeder pigs also decreased dramatically. As a result, in the fiscal years ended December 31, 2000 and 1999, we experienced operating losses in the swine production business; a large portion of which were attributable to our contracts, which guarantee swine producers certain minimum prices for market hogs and feeder pigs. Although we do not intend to renew or extend these contracts, we may continue to incur losses under these contracts until the last ones expire in 2004.

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

WE MAY NOT SUCCESSFULLY IMPLEMENT THE STRATEGIES RELATING TO OUR RECENT ACQUISITIONS OR ACHIEVE THE ANTICIPATED BENEFITS FROM THESE ACQUISITIONS.

        In addition to the acquisition of Purina Mills, we have added more than 20 joint ventures and acquisitions over the past five years. However, Purina Mills represents our largest acquisition to date. The integration and consolidation of Purina Mills as well as the other acquisitions into our business require substantial management, financial and other resources. Such integration involves a number of significant risks, including:

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

        Purina Mills, LLC, our wholly owned subsidiary, licenses the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Under the terms of the license agreement, Nestle Purina PetCare Company retains primary responsibility for protecting the licensed trademarks from infringement. If Nestle Purina PetCare Company fails to assert its rights to the licensed trademarks, Purina Mills may be unable to stop such infringement or cause them to do so. Any such infringement of the licensed trademarks, or of similar trademarks of Nestle Purina PetCare Company, could result in a dilution in the value of the licensed trademarks.

OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

        Purina Mills, LLC's products are generally marketed under the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Nestle Purina PetCare Company markets widely recognized products under the same trademarks and has given other unaffiliated companies the right to market products under these trademarks. A competitor of ours, Cargill, licenses from Nestle Purina PetCare Company the right to market the same types of products which Purina Mills, LLC sells under these trademarks in countries other than the United States. Acts or omissions by Nestle Purina PetCare Company or other unaffiliated companies may adversely affect the value of the Purina, Chow and the "Checkerboard" Nine Square Logo trademarks and the demand for Purina Mills, LLC's products. Third-party announcements or rumors about these unaffiliated companies could also have these negative effects.

PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

        The sale of animal feed products involves the risk of injury to animals as well as to humans who consume those animals. Such hazards could result from:

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

OUR BUSINESS IS SUBJECT TO THE RISK OF ENVIRONMENTAL LIABILITY AND WE COULD BE NAMED AS A RESPONSIBLE OR POTENTIALLY RESPONSIBLE PARTY.

        Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, animal wastes and large volumes of wastewater discharges. As a result, the soil and groundwater at or under certain of our current and former facilities may have been contaminated, and we may be required to incur material expenditures to investigate, control and remediate such contamination.

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

        At September 30, 2002, approximately 11% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

        In the ordinary course of business, we are subject to market risk resulting from changes in commodity prices associated with dairy and other agricultural markets. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Factors Affecting Comparability -- Agricultural Commodity Inputs and Outputs." To manage the potential negative impact of price fluctuations, we engage in various hedging and other risk management activities.

        As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk on the market value of our inventories and our fixed or partially fixed purchase and sale contracts. We do not utilize hedging instruments for speculative purposes.

        Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which futures contracts and options are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts.

        The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:



                                                          AT SEPTEMBER 30,
                                --------------------------------------------------------------------
                                           2002                                    2001
                                -----------------------------           ----------------------------
                                NOTIONAL             FAIR               NOTIONAL             FAIR
                                 AMOUNT              VALUE               AMOUNT              VALUE
                                --------            --------            --------            --------
                                                           (IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase ...   $ 70,337            $ (2,597)           $ 60,618            $ 24,783
  Commitments to sell .......    (22,657)                210             (15,898)            (12,886)
                                --------            --------            --------            --------
    Total outstanding
      derivatives ...........   $ 47,680            $ (2,387)           $ 44,720            $ 11,897
                                ========            ========            ========            ========



                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                 -------------------------------------------------------------------
                                            2002                                    2001
                                 -----------------------------           ---------------------------
                                                     REALIZED                               REALIZED
                                 NOTIONAL              GAINS             NOTIONAL            GAINS
                                  AMOUNT              (LOSSES)            AMOUNT            (LOSSES)
                                 --------            ---------           --------           --------
                                                            (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase ....   $ (1,900)           $  4,189            $ 26,207           $  1,485
  Commitments to sell ........   $ 18,056            $ (1,553)           $ 10,619           $   (444)





                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------------------------------------------
                                             2002                                    2001
                                  -----------------------------          -----------------------------
                                                      REALIZED                               REALIZED
                                  NOTIONAL             GAINS             NOTIONAL             GAINS
                                   AMOUNT             (LOSSES)            AMOUNT             (LOSSES)
                                  --------           ----------          --------            ---------
                                                             (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase ....   $ 113,557           $   3,003           $  71,446           $     505
  Commitments to sell ........   $(101,836)          $  (1,001)          $ (45,898)          $    (407)



INTEREST RATE RISK

        Land O'Lakes Farmland Feed LLC is exposed to changes in interest rates. Interest rate changes generally impact the amount of interest payments and, therefore, future earnings and cash flows, assuming other factors are held constant. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would have an estimated negative impact on pretax earnings and cash flows for the next year of approximately $0.6 million.

INFLATION RISK

        Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

ITEM 4.  CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures.

          The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report on Form 10-Q. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.


(b)       Changes in internal controls.

          There were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                     EXHIBIT
                       NO.                                    DESCRIPTION
                     -------                                  -----------
                       3.1              Certification of Formation of Land O'Lakes Farmland Feed LLC dated
                                        August 11, 2000.  (1)
                       3.2              Limited Liability Company Agreement of LOL FF LLC. (2)
                       4.1              Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October
                                        11, 2001. (3)
                       4.2              First Amendment dated November 6, 2001 to the Credit
                                        Agreement dated October 11, 2001. (3)
                       4.3              Second Amendment dated February 15, 2002 to the Credit
                                        Agreement dated October 11, 2001. (3)
                       4.4              Guarantee and Collateral Agreement among Land O'Lakes, Inc.
                                        and certain of its subsidiaries and The Chase Manhattan
                                        Bank, dated as of October 11, 2001. (3)
                       4.5              Indenture dated as of November 14, 2001, among Land O'Lakes,
                                        Inc. and certain of its subsidiaries, and U.S. Bank,
                                        including Form of 8 3/4% Senior Notes due 2011 and Form of
                                        8 3/4% Senior Notes due 2011. (3)
                       4.6              Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries,
                                        J.P. Morgan Securities Inc., SPP Capital Partners, LLC,
                                        SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi
                                        International plc and U.S. Bancorp Piper Jaffray, Inc. (3)
                       4.7              Purchase Agreement by and between Land O'Lakes, Inc., and
                                        certain of its subsidiaries, J.P. Morgan Securities Inc.,
                                        SPP Capital Partners, LLC, SunTrust Robinson Capital
                                        Markets, Inc., Tokyo-Mitsubishi International plc and U.S.
                                        Bancorp Piper Jaffray, Inc., dated as of November 8, 2001. (3)
                       4.8              Form of Old Note (included in Exhibit 4.5). (3)



                     EXHIBIT
                       NO.                                    DESCRIPTION
                     -------                                  -----------
                       4.9              Form of New Note (included in Exhibit 4.5).  (3)
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


(1) Incorporated by reference to exhibit 3.28 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002. (Registration No. 333-84486).

(2) Incorporated by reference to exhibit 3.29 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002. (Registration No. 333-84486).

(3) Incorporated by reference to the identical exhibit to Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).


         (b) REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K for Land O'Lakes Farmland Feed LLC for the three months ended September 30, 2002.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Arden Hills, State of Minnesota, on the 14th day of November, 2002.




                                         LAND O'LAKES FARMLAND FEED LLC

                                         By    /s/  DANIEL KNUTSON
                                           ---------------------------------
                                                  Daniel Knutson
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS


I, Robert DeGregorio, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Land O'Lakes Farmland Feed LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                          By  /s/ Robert DeGregorio
                                   ----------------------------------------
                                              Robert DeGregorio
                                                  President
                                                 and Manager

I, Daniel Knutson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Land O'Lakes Farmland Feed LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                        By  /s/ Daniel Knutson
                                     -----------------------------
                                            Daniel Knutson
                                         Senior Vice President
                                      and Chief Financial Officer