Form 10-K
period 2002-12-31
LAND O LAKES FARMLAND FEED LLC
filed 2003-03-27
CIK 1174731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002
                                       or

|_|   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from                to
                      .                                   ---------------
      ----------------

                        Commission file number 333-84486

                         LAND O'LAKES FARMLAND FEED LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                         41-1981848
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


         1080 County Road F
        Shoreview, Minnesota                                 55126
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (651) 481-4700
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
     |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

         Land O'Lakes Farmland Feed LLC is a limited liability company. All of our voting equity is held by our two members, Land O'Lakes, Inc. and Farmland Industries, Inc. No public market for our common equity is established and it is unlikely, in the foreseeable future, that a public market for our common equity will develop.

         Documents incorporated by reference:        None.

         Indicate by check mark whether the registrant is an accelerated filer
     (as defined in rule 12-b-2 of the Act).    Yes  |_|      No  |X|

                                      INDEX



 PART I.
                 Forward Looking Statement..................................................        3

 ITEM 1.          Business..................................................................        3

 ITEM 2.          Properties................................................................        8

 ITEM 3.          Legal Proceedings.........................................................        8

 ITEM 4.          Submission of Matters to a Vote of Security Holders.......................        9

 PART II.

 ITEM 5.          Market for Registrant's Common Equity and Related Stockholder Matters.....        9

 ITEM 6.          Selected Financial Data...................................................        9

 ITEM 7.          Management's Discussion and Analysis of Financial Condition and
                  Results of Operation......................................................        11

 ITEM 7(A).       Quantitative and Qualitative Disclosures about Market Risk................        25

 ITEM 8.          Financial Statements and Supplementary Data...............................        26

 ITEM 9.          Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure......................................................        26

 PART III.

 ITEM 10.         Managers and Executive Officers of the Registrant.........................        26

 ITEM 11.         Executive Compensation....................................................        28

 ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters...............................................        32

 ITEM 13.         Certain Relationships and Related Transactions............................        32

 PART IV.

 ITEM 14.         Controls and Procedures...................................................        32

 ITEM 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........        33

                  Signatures................................................................        35

                  Section 302 Certifications................................................        36

                            FORWARD-LOOKING STATEMENT

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K, the words "anticipate", "believe", "estimate", "expect", "may", "will", "could", "should", "seeks", "pro forma" and "intend" and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors" on pages 20 to 25. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors" on pages 20 to 25. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

WEBSITE

    We maintain a website on the Internet through which additional information about Land O'Lakes Farmland Feed LLC is available. Our website address is www.lolfeed.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, press releases and earnings releases are available on our major stakeholder's website, www.landolakesinc.com., free of charge, as soon as practicable after they are filed with the SEC.

                                     PART I

ITEM 1.           BUSINESS.

    Unless context requires otherwise, when we refer to "Land O'Lakes Farmland Feed," the "Company," "we," "us" or "our," we mean Land O'Lakes Farmland Feed LLC together with its consolidated subsidiaries.

OVERVIEW

    We are a leading market producer of animal feed in the United States. We produce both commercial and lifestyle feed for a wide variety of animals, including dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock use Land O'Lakes Farmland Feed commercial feed products. Customers who own animals principally for non-commercial purposes use Land O'Lakes Farmland Feed lifestyle feed products. We market animal feed products under the Land O'Lakes Feed label. Through our wholly-owned subsidiary Purina Mills LLC, we also market animal feed, other than dog and cat food, under the leading brands in the industry, Purina, Chow and the "Checkerboard " Nine Square logo. As of December 31, 2002, we operated a geographically diverse network of 100 feed mills, which permits us to distribute our animal feed nationally through approximately 1,300 of our local member cooperatives, through approximately 3,550 independent dealers operating under the Purina brand name and directly to customers.

    Land O'Lakes Farmland Feed was formed in October 2000 through the combination of the feed businesses of Land O'Lakes, Inc.("Land O'Lakes") and Farmland Industries Inc. Based on their relative contributions, Land O'Lakes and Farmland Industries, Inc. had ownership interests of 69.2% and 30.8%, respectively, at the time of formation. Subsequent to the formation, the ownership interests were changed to 73.7% and 26.3%, respectively, due to additional capital contribution by Land O'Lakes as well as an adjustment to the initial revenue stream contribution.

     In October 2001, Land O'Lakes acquired Purina Mills, Inc. and contributed the business to Land O'Lakes Farmland Feed in consideration of an increase in Land O'Lakes' ownership interest from 73.7% to 92.0%. The total purchase price of the Purina Mills, Inc. acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to the balance sheet of Land O'Lakes Farmland Feed. Land O'Lakes financed the acquisition and refinanced outstanding indebtedness of Land O'Lakes and Purina Mills, Inc. through a combination of secured bank revolving credit and term debt and the issuance of $350.0 million of unsecured senior notes due 2011. Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC) have guaranteed this indebtedness and have secured that obligation with substantially all assets. As of December 31, 2002, we have implemented programs to generate recurring annual cost savings of $47.3 million as a result of the acquisition, relative to costs that would have been incurred separately. In 2002, we generated $34.9 million in savings, which were partially offset by plant closing, severance, employee relocation and information technology integration costs of $27.1 million.

    Products. We sell proprietary formulas of commercial and lifestyle animal feed. We also produce commercial animal feed to meet our customers' specifications. We sell feed for a wide variety of animals, such as dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Our principal feed products and activities include:

        Complete Feed. These products provide a balanced mixture of grains, proteins, nutrients and vitamins which meet the entire nutritional requirement of an animal. They are sold as ground meal, in pellets or in extruded pieces. Sales of complete feeds typically represent the majority of net sales. We generally sell our lifestyle animal feed as complete feed. We market our lifestyle animal feed to these customers through the use of our strong trademarks, namely, Profile, Purina, Chow and the "Checkerboard" Nine Square logo.

        Supplements. These products provide a substantial part of a complete ration for an animal, and typically are distinguished from complete feed products by their lack of the bulk grain portion of the feed. Commercial livestock producers typically mix our supplements with their own grain to provide complete animal nutrition.

        Premixes. These products are concentrated additives for use in combination with bulk grain and a protein source, such as soybean meal. Premixes consist of a combination of vitamins and minerals that are sold to commercial animal producers and to other feed mill operators for mixing with bulk grains and proteins.

        Simple Blends. Simple blends is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs.

        Milk Replacers. Milk replacers, a product we invented, are sold to commercial livestock producers to meet the nutritional requirements of their young animals, while increasing their overall production capability by returning the parent animal to production faster. We market these products primarily under our Maxi Care, Cow's Match and Amplifier Maxbrand names. We have patents that cover certain aspects of our milk replacer products and processes. Our two principal milk replacer patents expire in April 2015 and April 2020.

        Ingredient Merchandising. In addition to selling our own products, we buy and sell or broker for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts.

    Sales, Marketing and Advertising. We employ approximately 450 direct salespeople in regional territories. In our commercial feed business, we also provide our customers with information and technical assistance through trained animal nutritionists. We also provide information resources and technical assistance to these nutritionists. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed and milk replacers. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We promote our milk replacers with print advertising in trade magazines. We spent $17.9 million in advertising and promotion for the year ended December 31, 2002.

    Distribution. We distribute our animal feed nationally primarily through our network of approximately 1,300 local member cooperatives, through approximately 3,550 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using our own fleet and independent carriers. Deliveries are made directly from our feed mills to delivery locations within each feed mill's geographic area.

    Production. The basic feed manufacturing process consists of grinding various grains and protein sources into meal and then mixing these materials with certain nutritional additives, such as vitamins and minerals. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our products are formulated based upon proprietary research pertaining to nutrient content. When the price of certain raw ingredients increases, we can generally adjust our feed formulas by substituting lower-cost, alternative ingredients to produce feeds with comparable nutritional value. By using our least-cost product formulation system, we can determine optimal formulations that meet our nutritional standards and maintain product quality.

    As of December 31, 2002, we operated 100 feed mills across the United States. We have reduced the number of feed mills we operate by taking advantage of the overlap between our existing facilities and those of Purina Mills in certain local markets. Consistent with current industry capacity utilization, our facilities operate below their capacity. With the reduction of redundant facilities and conversion of certain facilities to a single product, we expect to increase our capacity utilization. We operate, or have investments in, insignificant foreign operations in Canada, Mexico and the United Kingdom.

    We have invested in highly sophisticated computerized systems for mixing, pelleting, micro-ingredient blending and packing. In addition, we have developed and implemented a sophisticated software program for feed formulations that incorporate the nutritional value of substitute ingredients. We believe this program provides us with a competitive advantage. We have also made investments to maintain the operating capabilities of our manufacturing facilities.

    Supply and Raw Materials. We purchase the bulk components of our products from various suppliers and in the open ingredient markets. These bulk components include corn, soybean meal and grain byproducts. In order to reduce transportation costs, we arrange for delivery of these products to occur at our feed mill operations throughout the United States. We purchase vitamins and minerals from multiple vendors, including vitamin, pharmaceutical and chemical companies.

    Customers. Our customers range from large commercial corporations to individuals. We also sell our animal feed products to local cooperatives. These local cooperatives either use these products in their own feed manufacturing operations or resell them to their customers. Our customers purchase our animal feed products for a variety of reasons, including our ability to provide products that fulfill some or all of their animals' nutritional needs, our knowledge of animal nutrition, our ability to maintain quality control and our available capacity.

    Research and Development. Our animal feed research and development focuses on enhancing animal performance and longevity. We also dedicate significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ 72 people in various animal feed research and development functions at our research and development facilities. In 2002, we spent $9.8 million on research and development.

    Competition. The animal feed industry is highly fragmented. Our competitors consist of many small local manufacturers, several regional manufacturers and a limited number of national manufacturers. The available market for commercial feed may become smaller and competition may increase as meat processors become larger and integrate their business by acquiring their own feed production facilities. In addition, purchasers of commercial feed tend to select products based on price rather than manufacturer and some of our feed products are purchased from third parties with minimal further processing by us. As a result of these factors, the barriers to entry in the feed industry are low. The market for lifestyle feed is also consolidating. We believe we distinguish ourselves from our competitors through our high-performance, value-added products, which we research, develop and distribute on a national basis. We believe our brands, Profile, Purina, Chow and the "Checkerboard" Nine Square logo, provide us with a competitive advantage, as they are well-recognized, national brands for lifestyle animal feed. We also compete on the basis of service by providing training programs using animal nutritionists to consult with local member cooperatives, independent dealers and livestock producers and by developing and manufacturing customized products to meet customer needs.

    Governance. Land O'Lakes manages our day-to-day operations, and we are governed by a five member board of managers. Land O'Lakes has the right to appoint three members to the board and Farmland Industries has the right to appoint two members to the board. According to the terms of the Land O'Lakes Farmland Feed operating agreement, actions of the board of managers require a majority vote. Certain items require unanimous approval of the board of managers, including (1) materially changing the scope of the business of the joint venture; (2) electing to dissolve the joint venture; (3) selling all or substantially all of its assets or significant assets; (4) requiring additional capital contributions; (5) authorizing cash distributions of earnings; (6) changing income tax elections or changing accounting practices to the extent they have a material impact on Farmland Industries; (7) reducing the number of meetings of the members committee to less than four per calendar year; (8) amending the management services agreement with Land O'Lakes; and (9) adopting annual budgets and business plans or any material amendments thereto.

    Pursuant to the Land O'Lakes Farmland Feed operating agreement, Land O'Lakes has a one-time option to purchase Farmland Industries' interest in the joint venture at a price to be determined by negotiation or appraisal. The option period runs from September 1, 2003, to September 1, 2005. Farmland Industries may reject the request to exercise our option; however, if Farmland Industries rejects the request, the voting rights on the board will be allocated based upon Land O'Lakes' and Farmland Industries' financial interests in Land O'Lakes Farmland Feed, and the number of actions requiring unanimous consent of the board will be limited to items (2), (4), (5), (6) and (8) above as well as any action that affects one member or the other or any distribution which is not proportionate to a member's ownership interest.

EMPLOYEES

    At March 1, 2003, our workforce consists of approximately 3,500 Land O'Lakes employees which provide services under terms of the Management Services Agreement between Land O'Lakes and Land O'Lakes Farmland Feed (See "Item 13. Certain Relationships and Related Transactions"), approximately 14% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years, with the last contract expiring on January 1, 2005. We consider our relationship with employees to be generally satisfactory. We have had no labor strikes or work stoppages within the last five years.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

    We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We have patented formulations and processes for our milk replacer products and deem our feed product formulations to be proprietary.

    Land O'Lakes Farmland Feed licenses certain trademarks from Land O'Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, and Amplifier Max, for use in connection with its animal feed and milk replacer products. Purina Mills, a wholly-owned subsidiary of Land O'Lakes Farmland Feed, licenses the trademarks Purina, Chow and the "Checkerboard" Nine Square logo from Nestle Purina PetCare Company under a perpetual, royalty-free license. This license only gives Purina Mills the right to use these trademarks to market the particular products that Purina Mills currently markets with these trademarks. Purina Mills does not have the right to use these trademarks outside of the United States, or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of Nestle Purina PetCare Company. These trademarks are important to Land O'Lakes Farmland Feed because brand name recognition is a key factor to its success in marketing and selling its products. The registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods.

SEASONALITY

    The feed business is seasonal, with a higher percentage of the feed volume sold, and earnings being generated, during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting cattle product lines. If the weather is particularly cold and wet during the winter, sales of cattle feed increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of cattle feed may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions, and these conditions do not materially affect quarter-by-quarter results of operations.

ENVIRONMENTAL MATTERS

    We are subject to various Federal, state, local, and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials. Violations of these laws and regulations may lead to civil and criminal fines and penalties or other sanctions. These laws and regulations may also impose liability for the cleanup of environmental contamination. Changes in environmental regulations governing disposal of these materials could have a material adverse effect on our business, financial condition or results of operations.

    We use regulated substances in the manufacture of animal feeds. Discovery of significant contamination or changes in environmental regulations governing the inclusion of these materials could have a material adverse effect on our business, financial condition, or results of operations.

    Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, and animal wastes. As a result, the soil and groundwater at or under certain of our current and former facilities (and/or in the vicinity of such facilities) may have been contaminated, and we may be required to make material expenditures to investigate, control and remediate such contamination.

    In addition, Federal and state environmental authorities have proposed new regulations and have attempted to apply certain existing regulations for the first time to agricultural operations. These regulations could result in significant restraints on some of our operations, particularly our swine operations, and could require us to spend significant amounts to bring these operations into compliance. In addition, any failure to comply could result in the imposition of fines and penalties. We cannot predict whether future changes in environmental laws or regulations will materially increase the cost of operating our facilities and conducting our business. Any such changes could adversely affect our business, financial condition and results of operations.

REGULATORY MATTERS

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

    As a manufacturer and distributor of animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration ("FDA"). This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food. The FDA regulates manufacturing practices for foods through its good manufacturing practices regulations, specifies the standards of identity for certain foods and animal feed and prescribes the format and content of certain information required to appear on food and animal feed product labels. In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. We and our products are also subject to state and local regulation through mechanisms such as enforcement by state and local health agencies of state standards for food products, inspection of facilities and regulation of trade practices. Modification of these Federal, state and local laws and regulations could increase our cost of sales or prevent us from marketing foods in the way we currently do and could have a material adverse effect on our business prospects, results of operations and financial condition.

    We distribute animal feed products through a network of independent dealers. Various states in which these dealers are located have enacted dealer protection laws which could have the effect of limiting our rights to terminate dealers. In addition, failure to comply with such laws could result in awards of damages or statutory sanctions. As a result, it may be difficult to modify the way we distribute our feed products, which may put us at a competitive disadvantage.

    Several states have enacted "corporate farming laws" that restrict the ability of corporations to engage in farming activities. Minnesota, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Missouri, Iowa and Wisconsin, states in which we conduct business, have corporate farming laws. We believe that our operations currently comply with the corporate farming laws in these states and their exemptions, but these laws could change in the future and additional states could enact corporate farming laws that regulate our businesses. Even with the exemptions, these corporate farming laws restrict our ability to expand or alter our operations in these states.

ITEM 2.           PROPERTIES.

    Land O'Lakes leases the land and building of our corporate headquarters in Shoreview, Minnesota. According to the Management Services Agreement between Land O'Lakes and Land O'Lakes Farmland Feed we are charged a fee based on square footage use. In addition, we own other offices, manufacturing plants, storage warehouses and facilities for use in our business. Seventeen properties are mortgaged to secure indebtedness of Land O'Lakes. The following table provides summary information about our principal facilities:


                           TOTAL NUMBER     TOTAL NUMBER
                           OF FACILITIES    OF FACILITIES    REGIONAL LOCATION
                              OWNED           LEASED           OF FACILITIES
                           -------------    -------------    -----------------
    Properties.......         101(5)            50            Midwest(1) - 85
                                                              West(2) - 35
                                                              East(3) - 7
                                                              South(4) - 24

(1) The Midwest region includes the states of Ohio, Michigan, Indiana, Illinois, Wisconsin, Minnesota, Iowa, Missouri, Oklahoma, Kansas, Nebraska, South Dakota and North Dakota and Ontario, Canada.

(2) The West region includes the states of Montana, Wyoming, Colorado, Texas, New Mexico, Arizona, Utah, Idaho, Washington, Oregon, Nevada, California, Alaska and Hawaii.

(3) The East region includes the states of Maine, New Hampshire, Vermont, New York, Massachusetts, Rhode Island, Connecticut, Pennsylvania, New Jersey, Delaware and Maryland.

(4) The South region includes the states of West Virginia, Virginia, North Carolina, Kentucky, Tennessee, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana and Arkansas.

(5) Includes 12 closed facilities and 2 research and development facilities.

    We do not believe that we will have difficulty in renewing the leases we currently have or in finding alternative space in the event those leases are not renewed. We consider our properties suitable and adequate for the conduct of our business.

ITEM 3.           LEGAL PROCEEDINGS.

    We are currently and from time to time involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these cases are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

    As of December 31, 2002, all of our equity interest were owned directly by Farmland Industries, Inc. (8%) located in Kansas City, Missouri and Land O'Lakes, Inc. (92%) located in Arden Hills, Minnesota. There is no established trading market for our membership interests.

ITEM 6.           SELECTED FINANCIAL DATA.

    The selected financial information below has been derived from the Land O'Lakes Farmland Feed LLC and Land O'Lakes Feed Division consolidated financial statements for the periods indicated. They should be read together with the audited consolidated financial statements of Land O'Lakes Farmland Feed LLC and Land O'Lakes Feed Division and the related notes included elsewhere in this Annual Report on Form 10-K. You should read this selected consolidated historical financial information along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and our financial statements included in this Annual Report on Form 10-K.


                                                      LAND O'LAKES FARMLAND FEED LLC        LAND O'LAKES FEED DIVISION
                                                      ------------------------------        --------------------------
                                                                               THREE MONTHS    NINE MONTHS
                                                   YEAR ENDED     YEAR ENDED       ENDED          ENDED        YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,  SEPTEMBER 30,   DECEMBER 31,
                                                     2002            2001           2000           2000           1999
                                                   ----------     ----------     ----------     ----------     ----------

                                                                           ($ IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales.......................................   $  2,430.4     $  1,837.4     $    389.9     $    702.2     $    899.3
Cost of sales...................................      2,144.0        1,672.4          354.2          627.5          802.3
                                                   ----------     ----------     ----------     ----------     ----------
Gross profit....................................        286.4          165.0           35.7           74.7           97.0
Selling, general and administration                     236.0          127.2           30.5           53.1           69.9
Restructuring and impairment
charges (reversals)(1)..........................         11.3           (5.7)           9.7             --             --
                                                   ----------     ----------     ----------     ----------     ----------

     Earnings (loss) from operations                     39.1           43.5           (4.5)          21.6           27.1
Interest (income) expense, net..................         (4.6)           6.1            2.1            0.4            1.9
Gain on legal settlements(2)....................         (7.6)            --             --             --             --

Gain on sale of intangible(3)...................         (4.2)            --             --             --             --

Equity in earnings of affiliated
companies.......................................         (1.0)          (2.6)          (0.3)          (1.4)          (1.0)
Minority interest in earnings
(loss) of subsidiaries..........................          0.9            0.9           (0.1)           0.4            0.8
                                                   ----------     ----------     ----------     ----------     ----------
     Earnings (loss) before income taxes........         55.6           39.1           (6.2)          22.2           25.4
Income tax expense..............................          1.2             --            --             2.8            3.0
                                                   ----------     ----------     ----------     ----------     ----------

     Net earnings (loss)........................   $     54.4     $     39.1     $     (6.2)   $      19.4     $     22.4
                                                   ==========     ==========     ==========     ==========     ==========

OTHER FINANCIAL DATA:
Depreciation and amortization...................   $     44.4     $     29.6     $      3.6    $       9.2     $      9.0

Capital expenditures............................         26.0           21.9           21.4           13.1            6.5

Ratio of earnings to fixed charges(4)...........         14.2           6.1x             --          22.9x          11.0x

Earnings to fixed charges deficiency(4).........   $       --     $       --     $      6.2    $        --      $      --

BALANCE SHEET DATA (AT END OF PERIOD):

Cash and short-term investments.................   $      0.4      $     3.0     $       --    $       6.0      $    16.3
Working capital(5)..............................        114.4           57.7          (16.7)          57.1           38.1
Property, plant and equipment, net..............        251.7          327.0          112.7           70.7           62.9
Total assets....................................        806.9          833.6          374.9          248.5          227.7
Total debt(6)...................................          2.4           93.9           98.1            6.4            1.3
Minority interests..............................          3.0            2.9            4.2            2.9            2.9
Investments and advances by Land
  O'Lakes, Inc..................................           --             --             --          167.1          156.2
Total equities..................................   $    602.7      $   548.0    $     128.6    $        --      $      --



See accompanying Notes to Selected Financial Data of Land O'Lakes Farmland Feed LLC and Land O'Lakes Feed Division.

  NOTES TO SELECTED FINANCIAL DATA OF LAND O'LAKES FARMLAND FEED LLC AND LAND
                             O'LAKES FEED DIVISION

(1) In 2002, Land O'Lakes Farmland Feed recorded restructuring charges of $11.3 million. These charges resulted from initiatives to consolidate facilities and personnel following the acquisition of Purina Mills, Inc. Of these amounts, $2.5 million related to impairment of redundant assets. The remaining $8.8 million related to severance and outplacement costs for affected employees.

      In 2001, Land O'Lakes Farmland Feed recorded restructuring reversals of $5.7 million. This reversal of a portion of the prior-year restructuring charge was primarily due to the decision Land O'Lakes Farmland Feed made following the acquisition of Purina Mills to continue to operate plants that were held for sale at December 31, 2000.

      In the three months ended December 31, 2000, Land O'Lakes Farmland Feed recorded a restructuring charge of $9.7 million. This charge resulted from initiatives to consolidate facilities and reduce personnel following the formation of Land O'Lakes Farmland Feed. Of this amount, $7.2 million related to the closing and planned sale of 12 plants and consisted of $5.5 million to write-down the book value of the plants and $1.7 million for demolition and environmental clean-up. The remaining $2.5 million represented severance and outplacement costs for 119 non-plant employees.

(2) In 2002, Land O'Lakes Farmland Feed had a gain on legal settlements of $7.6 million related to litigation with vitamin product suppliers against whom the Company alleged certain price-fixing claims.

(3) In 2002, Land O'Lakes Farmland Feed had a gain on sale of intangible of $4.2 million pertaining to the sale of a feed phosphate distribution customer list.

(4) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges include interest on all indebtedness and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. In the three months ended December 31, 2000, Land O'Lakes Farmland Feed would have had to have an increase in earnings or decrease in fixed charges of $6.2 million to bring the ratio to 1.0x.

(5) Working capital is defined as current assets (less cash and cash equivalents) minus current liabilities (less notes and short-term obligations, and current maturities of long-term debt).

(6) Total debt as of December 31, 2002, 2001 and 2000 includes notes and short-term obligations and notes payable to Land O'Lakes, Inc. Total debt as of September 30, 2000 and December 31, 1999 includes notes and short-term obligations, and excludes advances from Land O'Lakes, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    You should read the following discussion of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. These forward-looking statements are subject to risks and uncertainties, including those discussed under "Risk Factors" on pages 20 to 25 of the Annual Report on Form 10-K, that could cause actual results to differ materially from those projected.

OVERVIEW

General

    We produce both commercial and lifestyle feed for a wide variety of animals, including dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock use our commercial feed products. Customers who own animals principally for non-commercial purposes use our lifestyle feed products. We market animal feed products under the Land O'Lakes Farmland Feed label. Through our wholly-owned subsidiary, Purina Mills, we also market animal feed, other than dog and cat food, under the leading brands in the industry, Profile, Purina, Chow and the "Checkerboard" Nine Square logo.

    Land O'Lakes Farmland Feed was formed in October 2000 through the combination of the feed businesses of Land O'Lakes, Inc. and Farmland Industries Inc. Based on their relative contributions, Land O'Lakes and Farmland Industries, Inc. had ownership interests of 69.2% and 30.8%, respectively, at the time of formation. Subsequent to the formation, the ownership interests were changed to 73.7% and 26.3%, respectively, due to additional capital contributions by Land O'Lakes, Inc., as well as an adjustment to the initial revenue stream contribution.

    For purposes of comparison in this management's discussion and analysis, the results of operations of the Land O'Lakes Feed Division for the nine months ended September 30, 2000 and of Land O'Lakes Farmland Feed for the three months ended December 31, 2000 have been combined. These combined results of operations and the results of operations for 2001 reflect certain significant changes, in addition to increases resulting from the contribution of the Farmland Industries feed business, including the creation of member equity in the newly formed joint venture and the elimination of taxable income resulting from the shift from a cooperative organizational structure to a limited liability form.

    In October 2001, Land O'Lakes acquired Purina Mills, Inc. and contributed the business to Land O'Lakes Farmland Feed in consideration of an increase in Land O'Lakes' ownership interest from 73.7% to 92.0%. The total purchase price of the Purina Mills acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to the balance sheet of Land O'Lakes Farmland Feed. Land O'Lakes financed the acquisition and refinanced outstanding indebtedness of Land O'Lakes and Purina Mills through a combination of secured bank revolving credit and term debt and the issuance of $350.0 million of unsecured senior notes due 2011. Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC) have guaranteed this indebtedness and have secured that obligation with substantially all assets. As of December 31, 2002, we have implemented programs that will enable us to generate recurring annual cost savings of approximately $47 million as a result of the acquisition, relative to costs that would have been incurred separately. In 2002, we generated $34.9 million in savings, which were partially offset by plant closings, severance, employee relocation and information technology integration costs of $27.1 million.

Consolidated and Unconsolidated Businesses

    We have numerous business activities that are not wholly owned. The results of the majority and wholly-owned businesses are fully consolidated. The minority owners' share in these businesses is eliminated in the consolidated financial statements. Most of the investments in joint ventures in which we own 50% or less of the governance rights are accounted for under the equity method of accounting. In 2002, unconsolidated businesses contributed earnings of $1.0 million, compared to earnings of $2.6 million in 2001 and earnings of $1.7 million in 2000. Our investment in unconsolidated businesses as of December 31, 2002 was $22.9 million, compared to $31.5 million as of December 31, 2001 and $20.8 million as of December 31, 2000. Cash flow from investment in unconsolidated businesses in 2002 was $6.2 million, compared to $2.2 million in 2001 and $2.1 million in 2000.

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

    We use derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices primarily for product inputs such as soybean meal and corn. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and gains and losses are recognized in earnings. Prior to 2001, we did not mark derivative commodity instruments to market; instead, we recorded losses or gains only when realized.

    Allowance for Doubtful Accounts. We estimate the allowance for doubtful accounts on trade receivables based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories, current sales levels and the state of the economy. In addition, we estimate losses and retain reserves for the credit risk related to the repayment of the notes receivable with the Qualifying Special Purpose Entity ("QSPE") (See "Off-balance sheets arrangements"). Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial strength of customers or changes in the state of the economy could result in write-offs that exceed estimates and negatively impact the financial results.

    Recoverability of Long-Lived Assets. Our test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit (as defined) with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. We assess the recoverability of other long-lived assets at least annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

Merchandising Activities

     In addition to selling our own products we buy and sell or broker for a fee soybean meal and other feed ingredients under our ingredient merchandising program. We market these ingredients to local member cooperatives and to other feed manufacturers, which use them to produce feed. Although this activity generates substantial revenues, it is a very low-margin business. However, we benefit from increased purchasing power, resulting in lower prices for feed manufacturing inputs. In 2002, ingredient merchandising generated net sales of $489.6 million, or 20.0% of total net sales, and a gross profit of $13.6 million, or 4.7% of total gross profit.

Seasonality

    The feed business is seasonal, with a higher percentage of the feed volume sold, and earnings being generated, during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting cattle product lines. If the weather is particularly cold and wet during the winter, sales of cattle feed increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of cattle feed may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions, and these conditions do not materially affect quarter-by-quarter results of operations.

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

    We follow industry standards for feed pricing. The feed industry generally prices products based on Income Over Ingredient Cost (IOIC) per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Thus, the key indicator of business performance is IOIC rather than net sales. Net sales are considered a poor indicator as large fluctuations can occur from period to period due to volatility in underlying commodity ingredient prices.

    We enter into forward contracts to supply feed, which currently represent approximately 20% of our feed output. When we enter into these contracts, we also generally enter into forward input supply contracts to "lock in" our IOIC.

    Changes in commodity grain prices also have an impact on the mix of products that we sell. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and will sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers will feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effects on our operating results. Complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although margins per ton are lower, we sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.

    As dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of the animal, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers will purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our Western feed region and increases in our subsidiaries that manufacture premixes in the Western area. In addition, the increase in vertical integration of swine and poultry producers has resulted in increased sales of lower-margin feed products.

    In October 2001, we acquired Purina Mills which, besides Purina Mills feed operations, also included swine operations. We operate the acquired swine operations under the pass-through program and the market risk sharing program. Under the pass-through program, we enter into commitments to purchase weanling and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. The market risk sharing program provides minimum price floors to producers for market hogs. The price floor in our market risk sharing program floats with the market price of hogs and the cost of swine feed. In 2002, the swine operations generated a loss of $3.9 million compared to losses of $0.1 million in 2001 and $6.4 million in 2000, primarily due to a decline in hog market prices.

RESULTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                               2002                   2001                    2000
                                        -------------------- ----------------------- ----------------------
                                            $       % OF          $         % OF          $          % OF
                                         AMOUNT   NET SALES    AMOUNT     NET SALES    AMOUNT      NET SALES
                                         ------   ---------    ------     ---------    ------      ---------
     NET SALES
       Sales before Purina Mills(1)     $ 1,540.7    63.4%   $ 1,634.5      89.0%    $ 1,092.1      100.0%
       Purina Mills..................       889.7    36.6        202.9      11.0            --         --
                                        ---------            ---------               ---------
          Total sales................     2,430.4              1,837.4                 1,092.1
     COST OF SALES
       Cost of sales before Purina
         Mills(2)....................     1,402.6    91.0      1,501.3      91.9         981.7       89.4

       Purina Mills..................       741.4    83.3        171.1      84.3            --         --
                                        ---------            ---------               ---------
          Total cost of sales........     2,144.0    88.2      1,672.4      91.0         981.7       89.9
     GROSS PROFIT
       Gross profit before Purina
         Mills(3)....................       138.1     9.0        133.3       8.2         110.4       10.1
       Purina Mills..................       148.3    16.7         31.7      15.6            --         --
                                        ---------            ---------               ---------
          Total gross profit(4)......       286.4    11.8        165.0       9.0         110.4       10.1
     Selling, general and
       administration................       236.0     9.7        127.2       6.9          83.6        7.7
     Restructuring and impairment
       charges (reversals)...........        11.3     0.5         (5.7)     (0.3)          9.7        0.9
                                        ---------            ---------               ---------
     Earnings from operations........        39.1     1.6         43.5       2.4          17.1        1.5
     Interest (income) expense.......        (4.6)   (0.2)         6.1       0.3           2.5        0.2
     Gain on legal settlements.......        (7.6)   (0.3)          --        --            --         --
     Gain on sale of intangible......        (4.2)   (0.2)          --        --            --         --
     Equity in earnings of affiliated
       companies.....................        (1.0)     --         (2.6)     (0.1)         (1.7)      (0.2)
     Minority interest...............         0.9      --          0.9        --           0.3         --
                                        ---------            ---------               ---------
     Earnings before income taxes....        55.6     2.3         39.1       2.1          16.0        1.5
     Income tax expense..............         1.2     0.1           --        --           2.8        0.3
                                        ---------            ---------               ---------
     Net earnings....................   $    54.4     2.2   $     39.1       2.1    $     13.2        1.2
                                        =========  ======   ==========    ======    ==========    =======




(1) The 2000 results include $160.9 million of sales from Farmland Industries Inc. after the combination of the feed businesses of Land O'Lakes and Farmland Industries in October 2000.

(2) The 2000 results include $149.3 million of cost of sales from Farmland Industries Inc. after the combination of the feed businesses of Land O'Lakes and Farmland Industries in October 2000.

(3) The 2000 results include $11.6 million of gross profit from Farmland Industries Inc. after the combination of the feed businesses of Land O'Lakes and Farmland Industries in October 2000.

(4) Given the nature of products sold by Purina Mills and its distribution network, the Purina Mills business has a higher gross margin rate and a higher rate of selling, general and administration expense as a percent of sales than the Land O'Lakes Farmland Feed business.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

NET SALES

    Net sales in 2002 increased $593.0 million, or 32.3%, to $2,430.4 million, compared to net sales of $1,837.4 million in 2001. The acquisition of Purina Mills contributed $686.8 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales of our Land O'Lakes Farmland Feed animal health products decreased $17.5 million as a result of a realigned marketing arrangement with a large vendor whereby we no longer record sales dollars, but rather a margin-based fee. Sales in our Land O'Lakes Farmland Feed branded swine products decreased $16.3 million as a result of decreased volumes and depressed market prices for hog producers, caused, in part, by excess food proteins in the U.S. market. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $4.8 million, primarily due to the effect of warmer than average winter weather in early 2002 and excess food proteins in the U.S. market. Sales of bulk phosphates decreased $19.2 million due to the sale of this business to a third party in the first quarter of 2002. Sales in our medicated feed additives business declined $5.1 million due to lower volumes. Sales in our warehouse ingredient area also declined $3.1 million on lower volumes. Sales in our dairy feeds area increased $1.5 million, driven by strong sales of simple blends in our Western region. We also experienced an increase of $2.3 million in sales of our animal milk products as a result of strong volumes. Sales in our wholly and majority owned subsidiaries declined $15.7 million primarily as the result of exiting a joint venture operation manufacturing catfish feeds early in 2002. Finally, sales from ingredient merchandising decreased $10.6 million from $500.2 million in 2001 to $489.6 million in 2002.

COST OF SALES

    Cost of sales in 2002 increased $471.6 million, or 28.2%, to $2,144.0 million, compared to $1,672.4 million in 2001. The acquisition of Purina Mills added $570.3 million in cost of sales in 2002. This increase was slightly offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Cost of sales of our Land O'Lakes Farmland Feed animal health products decreased $16.6 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee. Land O'Lakes Farmland Feed branded beef feeds cost of sales decreased $2.3 million, due to slower sales as a result of warm winter weather early in 2002. Land O'Lakes Farmland Feed branded swine cost of sales decreased by $9.6 million. Cost of sales of bulk phosphates decreased $17.0 million as we sold this business during the first quarter of 2002. Cost of sales in our dairy feed area increased $3.0 million, primarily as a result of strong sales in our Western region. Cost of sales in our warehouse ingredients and medicated feed additives areas declined $1.9 million and $2.6 million, respectively on lower volumes. Cost of sales in our wholly and majority owned subsidiaries declined $18.5 million primarily the result of exiting a joint venture manufacturing catfish feed early in 2002. Cost of sales increased by $2.9 million as we received less patronage rebates from other inter-regional cooperatives. Cost reductions from the integration efforts related to Purina Mills reduced our cost of sales by $7.8 million. Cost of sales as a percent of net sales decreased 2.8 percentage points, from 91.0% in 2001 to 88.2% in 2002. The decrease was due primarily to higher margins on certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines, stronger margins in our aquaculture area and strong sales in our milk replacer areas. Cost of sales decreased $10.4 million as a result of the decline in ingredient merchandising sales. An unrealized hedging gain in 2002 related to corn and soybean meal futures contracts decreased cost of sales by $0.2 million, compared to an increase from an unrealized hedging loss of $3.7 million in 2001. IOIC as a percent of cost of sales increased to 25.1% in 2002 from 18.9% in 2001 due to the change in product mix and the change in unrealized hedging gains and losses as noted above.

SELLING, GENERAL AND ADMINISTRATION

    Selling, general and administration expense in 2002 increased $108.8 million, or 85.6%, to $236.0 million, compared to $127.2 million in 2001. Selling, general and administration expense as a percent of sales increased 2.8 percentage points from 6.9% in 2001 to 9.7% in 2002. The majority of this increase was related to the acquisition of Purina Mills, which contributed $83.0 million in increased selling, general and administration expense. In addition, we incurred one-time integration costs of $15.8 million with none in 2001. We also incurred an additional $2.1 million of bad debt expense in 2002. Selling, general and administrative expense declined $9.7 million as a result of savings from the integration of Purina Mills. Other income and expense included in selling, general and administration expense increased $6.6 million from 2001 to 2002 as a result of charges from the receivables securitization. In 2001, gains on sales of fixed assets were $2.6 million greater than in 2002. In 2002, losses on divestitures were $1.5 million compared to none in 2001.

RESTRUCTURING AND IMPAIRMENT CHARGES

    In 2002, we recorded an $11.3 million restructuring and impairment charge, of which $2.5 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $8.8 million was related to employee severance and outplacement costs for 136 employees at our Ft. Dodge, IA office facility and other plant facilities. The 2001 reversal of $5.7 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

INTEREST EXPENSE

    Interest (income) expense in 2002 was ($4.6) million compared to $6.1 million in the same period of 2001. Since the formation of Land O'Lakes Farmland Feed LLC, interest is charged by Land O'Lakes based on actual borrowings. In the first quarter of 2001, we had a current note payable to Land O'Lakes, Inc. in the amount of $29.2 million. After the securitization of the feed accounts receivable, cash was generated to pay off this note and provide cash to Land O' Lakes, Inc. At December 31, 2002, we had a note receivable from Land O'Lakes in the amount of $29.5 million.

GAIN ON LEGAL SETTLEMENTS

         In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however we decided to pursue our claims against the defendants outside the class action. During the period commencing January 2002 through December 2002, we recorded a gain of $7.6 million on vitamin settlements. These settlements were with those defendants who supplied the vast majority of the vitamin purchases under dispute.

GAIN ON SALE OF INTANGIBLE

    In 2002, we recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.


EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    In 2002, equity in earnings of affiliated companies was $1.0 million, compared to $2.6 million in 2001.

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

    In 2002 and in 2001, we recorded minority interest in earnings of majority-owned subsidiaries of $0.9 million.

INCOME TAXES

    Upon the formation of Land O'Lakes Farmland Feed LLC on October 1, 2000, provisions for income taxes were no longer recorded since the taxable operations pass directly to the joint venture owners. Prior to the formation, income taxes were allocated to Land O'Lakes Feed Division on the basis of its taxable income and included in the Land O'Lakes, Inc. tax return. Income tax expense is recorded for a subsidiary of the company. In 2002, the subsidiary recorded income tax expense of $1.2 million, compared to $0.0 in 2001.

NET EARNINGS

    Net earnings in 2002 were $54.4 million, compared to $39.1 million in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES

    Net sales in 2001 increased $745.3 million, or 68.2%, to $1,837.4 million, compared to net sales of $1,092.1 million in 2000. Most of the increase was a result of the full-year impact of the addition of Farmland Industries' Feed Business, which accounted for $453.0 million of the growth in net sales from the prior period, including ingredient merchandising sales of $207.0 million. Total ingredient merchandising sales increased $207.0 million, or 65%, from $316.8 million in 2000 to $523.8 million in 2001. Purina Mills contributed $202.9 million in incremental feed sales. Additionally, in July 2000, we increased our ownership from 50% to 100% in Nutra-Blend, L.L.C. (a Midwestern premix production company); and as a result, we began consolidating their financial results. Prior to July 1, 2000, we accounted for our investment in Nutra-Blend using the equity method of accounting and thus recorded its share of Nutra-Blend's income in equity in earnings of affiliated companies. This change in ownership and the subsequent consolidation of results accounted for an increase in net sales of $37.9 million in 2001 compared to 2000. Additionally, sales growth of milk replacer subsidiaries of $22.6 million resulted from the addition of new customers.

COST OF SALES

    Cost of sales in 2001 increased $690.7 million, or 70.4%, to $1,672.4 million compared to $981.7 million in 2000. The majority of the increase was due to the Land O'Lakes Farmland Feed joint venture, which added $424.7 million in costs, including $252.5 million in ingredient merchandising cost. Ingredient merchandising cost of sales increased $197.8 million to $507.2 million in 2001, compared to $309.4 million in 2000. The increase was driven primarily by the addition of the Farmland Industries ingredient merchandising results. The acquisition of Purina Mills added $171.1 million in cost of sales for 2001. The consolidation of Nutra-Blend added another $32.0 million in incremental cost of sales. Sales growth of $22.6 million at milk replacer subsidiaries resulted in additional cost of sales of $21.9 million for 2001. Outsourcing certain milk replacer production in early 2001 due to an unexpected increased demand resulted in higher cost of sales. In 2001, cost of sales as a percent of sales was 91.0% compared to 89.9% in 2000.

    An unrealized hedging loss in 2001 related to corn and soybean meal futures contracts increased cost of sales by $3.7 million. Additionally, costs increased more than sales growth due to higher energy costs and plant employee costs, which resulted in $4.0 million of additional cost. Cost of sales as a percent of sales increased 1.1 percentage points, from 89.9% in 2000 to 91.0% in 2001. The increase was primarily due to the full-year effect the Farmland Industries Feed Business brought to Land O'Lakes Farmland Feed. Farmland Industries Feed Business traditionally sold a higher percentage of lower-margin commercial feed as compared to Land O'Lakes Feed Division. Partially offsetting these lower-margin Farmland Industries products were certain Purina Mills product lines, which carry a comparatively higher IOIC than traditional product lines. IOIC as a percent of cost of sales decreased from 19.6% in 2000 to 18.9% in 2001 due to the change in product mix mentioned above.

SELLING, GENERAL AND ADMINISTRATION

    Selling, general and administration expense in 2001 increased $43.6 million, or 52.2%, to $127.2 million, compared to $83.6 million in 2000. Selling and administration expense as a percent of sales declined 0.8 percentage points from 7.7% in 2000 to 6.9% in 2001, and also declined as a percent of IOIC from 43.3% in 2000 to 40.3% in 2001. This decrease was due primarily to cost-saving initiatives instituted as a result of the joint venture with Farmland Industries. Such initiatives included the consolidation of certain administrative functions, such as accounting, procurement, and pricing and formulation, as well as the elimination of some selling expenses due to overlapping sales territories. In 2001, the reserve established for the guarantee of certain producer loans, which is included in our allowance for doubtful accounts, was decreased by $1.3 million, due to minimal historical write-offs.

RESTRUCTURING AND IMPAIRMENT CHARGES

    In 2001, we reversed $5.7 million of a prior-year restructuring charge primarily due to a change in business strategy following the Purina Mills acquisition, which resulted in the decision to continue to operate certain plants that were held for sale at December 31, 2000. In 2000, we recorded restructuring charges of $9.7 million as a result of initiatives to consolidate facilities and reduce personnel. Of the $9.7 million, $7.2 million related to the closing and planned sale of 12 plants and consisted of $5.5 million to write down assets held for sale to their estimated fair value and $1.7 million for demolition expense and incidental exit costs. The remaining $2.5 million represented severance and outplacement costs for 119 non-plant employees. Of the $9.7 million recorded in 2000, $5.7 million was reversed, as discussed above, $3.8 million was utilized as the expenses were incurred in 2001, and $0.2 million was utilized in 2002. No impairment charges were incurred.

INTEREST EXPENSE

    Interest expense in 2001 was $6.1 million compared to $2.5 million in 2000. Since the formation of Land O'Lakes Farmland Feed, interest is charged by Land O'Lakes based on actual borrowings. Prior to the formation, interest was allocated to the Land O'Lakes Feed Division, based on invested capital and equity balance. For the period in 2000 prior to the formation of Land O'Lakes Farmland Feed, an interest credit of $2.6 million was allocated to the Land O'Lakes Feed Division, because the Land O'Lakes Feed Division's equity was greater than its invested capital.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    In 2001, equity in earnings of affiliated companies was $2.6 million compared to $1.7 million in 2000. The results included earnings from various unconsolidated feed joint ventures.

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

    In 2001, we recorded minority interest in earnings of majority-owned subsidiaries of $0.9 million compared to $0.3 million in 2000.

INCOME TAXES

    Upon the formation of Land O'Lakes Farmland Feed on October 1, 2000, provisions for income taxes were no longer recorded since the taxable operations pass directly to the joint venture owners. Income tax expense was $2.8 million in 2000. Prior to the formation, income taxes were allocated to Land O'Lakes Feed Division on the basis of its taxable income and included in the Land O'Lakes, Inc. tax return.

NET EARNINGS

    Net earnings increased $25.9 million to $39.1 million in 2001, compared to $13.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We rely on cash from operations, borrowings from Land O'Lakes, and the sale of accounts receivable as the main sources of financing working capital requirements, additions to property, plant and equipment and acquisitions and joint ventures. Other sources of funding consist of leasing arrangements and the sale of non-strategic assets. There were no long-term debts as of December 31, 2002. The only long-term debt recorded on our balance sheet as of December 31, 2001 was a $59.7 million non-current note payable to Land O'Lakes.

    Net cash provided by (used in) operating activities was $69.6 million, $75.3 million, and $(78.6) million for the years ended December 31, 2002, 2001, and three months ended December 31, 2000, respectively. For the year ended December 31, 2002, net cash from operating activities was $5.7 million less than in 2001. This decrease was primarily due to an increase in net earnings, which was more than offset by changes in working capital, primarily as a result of the contribution of receivables to our revolving receivables securitization program in 2001. For the year ended December 31, 2001, net cash from operating activities was $153.9 million more than in the three months ended December 31, 2000. This increase was primarily due to an increase in net earnings and the change in working capital, net of acquisitions, primarily as a result of the contribution of receivables to our revolving receivables securitization program.

    Net cash provided by (used in) investing activities was $(11.3) million, $(16.7)million, and $(19.5) million for the years ended December 31, 2002, 2001, and three months ended December 31, 2000, respectively. The decrease in the use of cash in 2002 compared to 2001 is due to an increase in proceeds from the sale of investments and an increase in proceeds from disposals of property, plant, and equipment, partially offset by an increase in additions to property, plant and equipment.

    Net cash provided by (used in) financing activities was $(61.0) million, $(55.6) million, and $98.1 million for the years ended December 31, 2002, 2001, and three months ended December 31, 2000, respectively. For each of the periods, these cash flows resulted from cash provided by or paid to Land O'Lakes. A note payable to Land O'Lakes was established at the inception of Land O'Lakes Farmland Feed on October 1, 2000. Prior to this date, Land O'Lakes recorded all cash flow between the Land O'Lakes Feed Division and Land O'Lakes in investments and advances. The primary reason for the increase in the use of funds was the payoff of the Land O'Lakes note in 2002.

    A borrowing arrangement exists between Land O'Lakes and Land O'Lakes Farmland Feed whereby each company is able to borrow funds from the other for the purpose of financing temporary working capital needs. Borrowings under this arrangement bear interest at rates based on current market conditions.

OFF-BALANCE SHEET ARRANGEMENTS

    Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC and Purina Mills, LLC entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, these entities sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed LLC. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed LLC. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables times the agreed advance rate, and notes, equal to the unadvanced present value of the receivables. Land O'Lakes Farmland Feed LLC and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, Land O'Lakes Farmland Feed LLC has retained reserves for estimated losses. As of December 31, 2002, no amount was drawn under this securitization by Land O'Lakes Farmland Feed LLC.

    In addition, Land O'Lakes Farmland Feed LLC leases various equipment and real properties under long-term operating leases. Total consolidated rental expense for the years ended December 31, 2002, 2001 and 2000 was $12.4 million, $4.8 million and $2.1 million, respectively. The majority of the increase from 2001 to 2002 was due to the addition of Purina Mills, LLC operations. Most of the leases require payment of operating expenses applicable to the leased assets. Land O'Lakes Farmland Feed LLC expects that in the normal course of business, most leases that expire will be renewed or replaced by other leases.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    At December 31, 2002, we had certain contractual obligations, which required us to make payments as follows:

                PAYMENTS DUE BY PERIOD (AS OF DECEMBER 31, 2002)

                                                                       LESS
                                                                       THAN                                        MORE
                       CONTRACTUAL OBLIGATIONS         TOTAL         1 YEAR       1-3 YEARS    3-5 YEARS      THAN 5 YEARS
                    ----------------------------    -----------    -----------   -----------  ------------    ------------
                                                                                  ($ IN THOUSANDS)
                    Operating Leases............    $    14,200    $     7,100   $     6,200   $       800    $        100
                                                    ===========    ===========   ===========   ===========    ============

We have certain commitments which may require the following payments to be made:

                     AMOUNTS OF CONTINGENT OBLIGATIONS (1)
                 EXPIRATION BY PERIOD (AS OF DECEMBER 31, 2002)

                                                       TOTAL          LESS
                                                      AMOUNTS         THAN                                        MORE
                          OTHER GUARANTEES          GUARANTEED       1 YEAR       1-3 YEARS    3-5 YEARS      THAN 5 YEARS
                    ----------------------------    -----------    -----------   -----------  ------------    ------------
                                                                                 ($ IN THOUSANDS)
                    Land O'Lakes Term Loan A (2)    $   288,270    $    73,297   $   150,481  $     64,492    $         --
                    Land O'Lakes Term Loan B (2)        231,417         22,381         5,099         5,099         198,838
                    Land O'Lakes 8 3/4% Senior Notes
                      Due 2011..................        350,000             --            --            --         350,000
                    Producer Loans..............          8,006          7,923            83            --              --
                                                    -----------    -----------   -----------  ------------    ------------
                         Total Guarantees.......    $   877,693    $   103,601   $   155,663  $     69,591    $    548,838
                                                    ===========    ===========   ===========  ============    ============

(1) See "Off-balance Sheet Arrangements" for information concerning our receivables securitization.

(2) Term Loan A and Term Loan B Facilities are subject to certain mandatory prepayment obligations in certain events.

    We expect that our total capital expenditures will be approximately $39 million in 2003. Of such amounts, Land O'Lakes Farmland Feed currently estimates that a minimum range of $13 million to $15 million of ongoing maintenance capital expenditures is required each year.

    We expect that funds from operations and available borrowings under our borrowing arrangement from Land O'Lakes, Inc. and receivables securitization facility will provide sufficient working capital to operate the business, to make expected capital expenditures and to meet foreseeable liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

    We adopted the remaining provisions of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized except for goodwill related to the acquisition of cooperatives and the formation of joint ventures, but rather will be tested for impairment at least annually in accordance with the provisions of the standard.
    In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under existing accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The standard is generally expected to delay recognition of certain exit related costs.
    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("The Interpretation"). The Interpretation requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Interpretation also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 15 on page F-14. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.


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

LAND O'LAKES INABILITY TO SERVICE ITS INDEBTEDNESS COULD REQUIRE SIGNIFICANT CASH PAYMENTS, INCLUDING THE FORECLOSED VALUE OF SUBSTANTIALLY ALL OF OUR ASSETS, TO FULLY SATISFY OUR GUARANTEE OF THAT INDEBTEDNESS.

    Along with all of our wholly-owned subsidiaries, we jointly and severally guarantee the performance and full and punctual payment of Land O'Lakes indebtedness and have secured that obligation with a security interest in substantially all of our assets. In the event that Land O'Lakes is unable to fully and punctually service its indebtedness, Land O'Lakes creditors would look to us for complete satisfaction of the indebtedness. To the extent that we do not have sufficient cash available to fully satisfy our guarantee, Land O'Lakes creditors could force us to sell substantially all of our assets and forfeit all of the resulting proceeds.

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

    We face the risk of outbreaks of Newcastle disease, which could lead to the destruction of poultry flocks. Because Newcastle disease is highly contagious and destructive, any outbreak of Newcastle disease could result in the widespread destruction of infected flocks. If this happens, we could experience a decreased demand for our poultry feed which could reduce our sales and operating margins.

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

CHANGES IN THE MARKET PRICES OF THE AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT TO DECREASE.

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

    We have ownership interests in swine. In recent years, the market for hogs and wholesale pork has been the subject of extreme market fluctuations as a result of a number of factors, including industry expansion, processor capacity, consumer demand and oversupply of proteins. We provide certain minimum prices to swine producers for market hogs. Although we do not intend to renew or extend these contracts, we may continue to incur losses under these contracts until the last ones expire in 2005.

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

WE MAY NOT SUCCESSFULLY IMPLEMENT THE STRATEGIES RELATING TO OUR RECENT ACQUISITIONS OR ACHIEVE THE ANTICIPATED BENEFITS FROM THESE ACQUISITIONS.

    In addition to the acquisition of Purina Mills, we have added other joint ventures and acquisitions over the past five years. However, Purina Mills represents our largest acquisition to date. The integration and consolidation of Purina Mills as well as the other acquisitions into our business require substantial management, financial and other resources. Such integration involves a number of significant risks, including:

    -    unforeseen liabilities;

    - unanticipated problems with the quality of the assets of the acquired businesses;

    -    loss of customers;

    -    personnel turnover;

    -    loss of relationships with suppliers or service providers; and

    -    diversion of management's attention from other aspects of our business.

    The effects of these risks and our inability to integrate and manage Purina Mills and the other acquired businesses successfully or to achieve a substantial portion of the anticipated cost savings from these acquisitions in the timeframe we anticipate, could have a material adverse effect on our business, financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

OUR BUSINESS IS SUBJECT TO THE RISK OF ENVIRONMENTAL LIABILITY AND WE COULD BE NAMED AS A RESPONSIBLE OR POTENTIALLY RESPONSIBLE PARTY.

    Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks and animal wastes. As a result, the soil and groundwater at or under certain of our current and former facilities may have been contaminated, and we may be required to incur material expenditures to investigate, control and remediate such contamination.

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

    At March 1, 2003, approximately 14% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY RISK

    In the ordinary course of business, we are subject to market risk resulting from changes in commodity prices associated with dairy and other agricultural markets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview - Agricultural Commodity Inputs and Outputs." To manage the potential negative impact of price fluctuations, we engage in various hedging and other risk management activities.

    As part of the trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk on the market value of our inventories and our fixed or partially fixed purchase and sale contracts. We do not utilize hedging instruments for speculative purposes.

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

    The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                                  AT DECEMBER 31,
                                   ---------------------------------------------
                                           2002                     2001
                                   --------------------    ---------------------
                                   NOTIONAL      FAIR      NOTIONAL      FAIR
                                    AMOUNT       VALUE      AMOUNT       VALUE
                                   --------    --------    --------    --------
                                                  (IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase ......   $ 66,186    $ (4,179)   $ 40,854    $ (3,664)
  Commitments to sell ..........    (30,202)        864      (4,482)        (71)
                                   --------    --------    --------    --------
    Total outstanding
      Derivatives ..............   $ 35,984    $ (3,315)   $ 36,372    $ (3,735)
                                   ========    ========    ========    ========

                                              YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                           2002                    2001
                                   ---------------------   ---------------------
                                               REALIZED                REALIZED
                                    NOTIONAL     GAINS      NOTIONAL    GAINS
                                     AMOUNT     (LOSSES)     AMOUNT    (LOSSES)
                                   ---------   ---------   ---------   --------
                                                ($ IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase ......   $ 379,123   $   2,954   $ 299,749   $ (3,262)
  Commitments to sell ..........   $(368,411)  $  (2,527)  $(291,827)  $ (2,705)

INFLATION RISK

    Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and notes thereto required pursuant to this Item 8 begin immediately after the certification pages of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information with respect to our directors and executive officers:

                NAME                     AGE                         TITLE
                ----                     ---                         -----
Robert DeGregorio................        46      President
Daniel Knutson...................        46      Senior Vice President and Chief Financial
                                                 Officer and Manager
Duane Halverson..................        57      Executive Vice President and Chief Operating
                                                 Officer, Ag Services, Land O'Lakes and
                                                 Manager
James Wahrenbrock................        61      Vice President, Planning and Business
                                                 Development, Land O'Lakes and Manager
John E. Gherty...................        59      President and Chief Executive Officer, Land
                                                 O'Lakes
Dr. David Hettinga...............        62      Vice President, Research, Technology and
                                                 Engineering, Land O'Lakes
Robert Terry.....................        46      Manager
Steve Rhodes.....................        49      Manager
Mike Doyle.......................        46      Vice President and Controller
Dan McGowan......................        46      Vice President, Manufacturing and Logistics
Jack Madill......................        42      Vice President, Swine Sales and Marketing
John Swanson.....................        56      Vice President, Income Optimization

    Unless otherwise indicated, each officer serves at the pleasure of the Board of Managers and each manager and officer of Land O'Lakes Farmland Feed has been in his current profession for at least the past five years.

    Robert DeGregorio, President of Land O'Lakes Farmland Feed LLC since 2000 and Manager of Land O'Lakes Farmland Feed since 2002. Mr. DeGregorio has been the President of Purina Mills, our wholly owned subsidiary, since October 2001. Mr. DeGregorio began his career at Land O'Lakes in 1982 in the Agriculture Research Department and became Vice President of Land O'Lakes Feed Division in 1997. He became President of Land O'Lakes Farmland Feed LLC at the formation of the joint venture in 2000.

    Daniel Knutson, Senior Vice President and Chief Financial Officer of Land O'Lakes and Land O'Lakes Farmland Feed since 2000. Mr. Knutson has been a Manager of Land O'Lakes Farmland Feed since 2002. Mr. Knutson has also been Executive Vice President and Chief Financial Officer of Purina Mills, our wholly owned subsidiary, since October 2001. Mr. Knutson began his career at the Company in 1978. He received his BS Degree in Accounting in 1977 and MBA with emphasis in Finance in 1991, both from Mankato State University, and has earned his CPA and CMA certifications.

    Duane Halverson, Executive Vice President and Chief Operating Officer of Ag Services since 1993 and Manager of Land O'Lakes Farmland Feed since 2000. Mr. Halverson began his career at Land O'Lakes in 1970 in corporate planning. He has served in a variety of executive positions at Land O'Lakes, and now heads up Land O'Lakes Ag Services businesses, which include animal feed, crop seed and swine operations.

    James Wahrenbrock, Vice President, Planning and Business Development since April, 2000 and Manager of Land O'Lakes Farmland Feed since October, 2000. Prior to his appointment to this position, Mr. Wahrenbrock served as Vice President Swine & New Ventures of Land O'Lakes. He joined Land O'Lakes in 1976. Mr. Wahrenbrock also performs policy making functions for Land O'Lakes Farmland Feed.

    John E. Gherty, President and Chief Executive Officer of Land O'Lakes since 1989. Mr. Gherty began his career at Land O'Lakes in 1970 after completing graduate degrees in law and industrial relations at the University of Wisconsin. In the 1980s, he served as group vice president and chief administrative officer. Mr. Gherty also performs policy making functions for Land O'Lakes Farmland Feed.

    Dr. David Hettinga, Vice President and Chief Technical Officer since 1989. Dr. Hettinga joined Land O'Lakes in 1983. He obtained a M.S. in Food Science from Purdue University, and a Ph.D. in Food Microbiology from Iowa State University. Mr. Hettinga also performs policy making functions for Land O'Lakes Farmland Feed.

    Robert Terry, President and Chief Executive Officer of Farmland Industries since May, 2002. Mr. Terry is a 13-year Farmland Industries veteran who most recently served as Farmland executive vice president, general counsel and corporate secretary. Mr. Terry joined Farmland in 1989 and has been a member of Farmland Senior Management for nine years. Prior to joining Farmland, Mr. Terry practiced law with Spencer Fane Britt & Browne. He holds a Bachelor of Science degree in accounting and business and a Juris Doctorate from the University of Missouri. Farmland Industries initiated Chapter 11 bankruptcy proceedings on May 31, 2002.

    Steve Rhodes, Executive Vice President and Chief Financial Officer of Farmland Industries since May, 2002. Mr. Rhodes has been with Farmland and the cooperative system since 1979, most recently serving as Farmland Industries Vice President and Controller. Mr. Rhodes earned a bachelor's degree in accounting from Northwest Missouri State University, Maryville, Missouri, and a master's degree in business administration from Rockhurst College, Kansas City, Missouri.

    Mike Doyle, Vice President and Controller of Land O'Lakes Farmland Feed since December, 2001. Mr. Doyle began his career at Land O'Lakes in the internal audit department in 1995.

    Dan McGowan, Vice President of Manufacturing and Logistics of Land O'Lakes Farmland Feed since December, 2001. Mr. McGowan joined Land O'Lakes in January, 1999 when Land O'Lakes acquired CountryMark. Mr. McGowan worked at CountryMark since October, 1994.

    Jack Madill, Vice President of Swine Sales and Marketing of Land O'Lakes Farmland Feed since August, 2000 when Land O'Lakes feed division merged with Farmland Industries feed division. Mr. Madill had worked at Farmland Industries since 1983.

    John Swanson, Vice President of Income Optimization, Land O'Lakes Farmland Feed since December, 2001. Mr. Swanson began his career at Land O'Lakes in 1971 in the Land O'Lakes feed division.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table shows, for the Chief Executive Officer of Land O'Lakes Farmland Feed and each of our four other most highly compensated executive officers, information concerning compensation earned for services in all capacities during the fiscal year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE


                                                                                     LONG-TERM COMPENSATION
                                                                                  ----------------------------
                                                                                      AWARDS          PAYOUTS
                                                            ANNUAL                ---------------    ---------
                                                       COMPENSATION (1)             SECURITIES
                                                -------------------------------     UNDERLYING          LTIP           ALL OTHER
     NAME AND PRINCIPAL POSITION                YEAR     SALARY ($)   BONUS ($)   OPTIONS/SARS(#)    PAYOUTS($)   COMPENSATION($)(2)
     ---------------------------                ----     ----------   ---------   ---------------    ----------   ------------------
John E. Gherty, President and Chief
  Executive Officer, Land O'Lakes(1) ......     2002     $698,620     $  --             16,000           $  --          13,700
Duane Halverson, Executive Vice
  President and Chief Operating Officer,
  Ag Services, Land O'Lakes(1) ............     2002      446,923        --              9,500              --          14,436
Robert DeGregorio, President, Land
  O'Lakes Farmland Feed LLC ...............     2002      359,847      50,000           10,000              --           9,500
Daniel Knutson, Senior Vice President
  and Chief Financial Officer, Land O'Lakes
  and Land O'Lakes Farmland Feed
  LLC(1) ..................................     2002      357,692        --              7,000              --           9,000
David Hettinga, Vice President, Research,
  Technology and Engineering, Land
  O'Lakes(1) ..............................     2002      288,404        --              3,000              --          13,075


         (1) Compensation to all these individuals is paid by Land O'Lakes, and includes amounts earned for such individuals' service to each of Land O'Lakes, Land O'Lakes Farmland Feed and Purina Mills. Land O'Lakes is reimbursed by Land O'Lakes Farmland Feed for such officers' services pursuant to the Management Services Agreement dated September 1, 2000 between Land O'Lakes and Land O'Lakes Farmland Feed further described below. These individuals are executive officers of Land O'Lakes and also perform policy making functions for Land O'Lakes Farmland Feed.

         (2) The amounts shown in the table for 2002 reflect life insurance premiums paid by Land O'Lakes in the amount of $8,600 for Mr. Gherty, $8,400 for Mr. Halverson, $3,800 for Mr. DeGregorio, $3,900 for Mr. Knutson and $7,975 for Mr. Hettinga. The amounts also include contributions made by Land O'Lakes on behalf of the named individuals under the qualified and non-qualified defined contribution plans of Land O'Lakes as follows:



                                       COMPANY MATCHING
                                         CONTRIBUTION      COMPANY CONTRIBUTION
                      NAME             (QUALIFIED PLAN)    (NON-QUALIFIED PLAN)
                -----------------     ------------------   --------------------
                Mr. Gherty.......           $ 5,100              $     --
                Mr. Halverson....             5,100                   936
                Mr. DeGregorio...             5,100                   600
                Mr. Knutson......             5,100                    --
                Mr. Hettinga.....             5,100                    --


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                   ---------------------------------------------------------------
                                             PERCENT OF                                          AT ASSUMED ANNUAL RATES
                           NUMBER OF            TOTAL                                                OF STOCK PRICE
                          SECURITIES        OPTIONS/SARS                                         APPRECIATION FOR OPTION
                          UNDERLYING         GRANTED TO        EXERCISE                                  TERM(2)
                         OPTIONS/SARS       EMPLOYEES IN        OF BASE         EXPIRATION      ------------------------
       NAME              GRANTED(#)(1)       FISCAL YEAR      PRICE($/SH)          DATE           5%($)         10%($)
       ----              -------------       -----------      -----------          ----           -----         ------
John E. Gherty.....        16,000               13.3%           $ 35.69         3-31-2012       $370,751      $  947,119
Duane Halverson(3).         9,500                8.0              35.69         3-31-2012        191,169         488,358
Robert DeGregorio(3)       10,000                8.4              35.69         3-31-2012        173,790         443,962
Daniel Knutson.....         7,000                5.8              35.69         3-31-2012        162,204         414,365
David Hettinga.....         3,000                2.5              35.69         3-31-2012         69,516         177,585

(1) Options granted are to purchase "Units" described below under the Land O'Lakes Long-Term Incentive Plan. The vesting schedule for all grants of Units is set forth below in the plan descriptions.

(2) The dollar amounts under these columns are the results of calculations at the 5% and 10% annual appreciation rates set by the Securities and Exchange Commission for illustrative purposes, and, therefore, are not intended to forecast future financial performance. Accordingly, these calculations assume 5% and 10% appreciation in the value of the Units.

(3) Mr. Halverson and Mr. DeGregorio were granted 1,250 and 2,500 options, respectively, contingent upon meeting certain performance measures related to the integration of Purina Mills into Land O'Lakes Farmland Feed. The table currently assumes that the performance measures will be met. In the event that the performance measures are not met, the entries for Mr. Halverson and Mr. DeGregorio would be adjusted accordingly.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

    The purpose of the following table is to report exercises of options to purchase Units by the named executive officers of Land O'Lakes Farmland Feed during the year ended December 31, 2002 and any value of their unexercised options as of December 31, 2001. The named executive officers did not exercise options in 2002. Land O'Lakes Farmland Feed has not issued any stock appreciation rights to the named executive officers.

                                                                                        VALUE OF UNEXERCISED IN-
                                                          NUMBER OF UNEXERCISED         THE-MONEY OPTIONS/SARS
                                                          OPTIONS AT FY-END(#)               AT FY-END($)(1)
                       SHARES ACQUIRED    VALUE       ---------------------------    ----------------------------
       NAME             ON EXERCISE(#)  REALIZED($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------     ---------------  -----------   -----------   -------------    -----------    -------------
John E. Gherty...            --            --         12,000          20,000            --              --
Duane Halverson..            --            --          5,875          10,625            --              --
Robert DeGregorio            --            --          5,000          10,000            --              --
Daniel Knutson...            --            --          5,250           8,750            --              --
David Hettinga...            --            --          2,250           3,750            --              --


(1) Value is based on a Unit value of $27.69, which was the value of the Units on December 31, 2002, minus the purchase price.

LAND O'LAKES EMPLOYEES SAVINGS AND SUPPLEMENTAL RETIREMENT PLAN

    The Land O'Lakes Employee Savings and Supplemental Retirement Plan is a qualified defined contribution 401(k) plan which permits employees to make both pre-tax and after-tax contributions. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. Subject in all cases to maximum contribution limits established by law, the maximum total contribution for non-highly compensated employees is 50% of compensation; the maximum pre-tax contribution for such employees is also 50%. For highly compensated employees, the maximum total contribution is 12% of compensation and the maximum pre-tax contribution is 8%. The Company matches 50% of the first 6% of pre-tax contributions made by employees. Employees are immediately 100% vested in their full account balance, including the company match.

EXECUTIVE ANNUAL VARIABLE COMPENSATION PLAN

    The Executive Annual Variable Compensation Plan is a plan for executive officers of Land O'Lakes. The maximum award opportunity varies by the participant's position up to a maximum of 60% of base pay. Awards from this plan are dependent on a combination of three elements of performance: 1) company overall results (30%); 2) targets for business performance (55%); and 3) individual performance commitments (15%). A minimum of 6% after-tax return on equity is the threshold performance level required to trigger any payments from the plan. Targets for company results, unit business performance and individual performance commitments are established annually. Once maximum awards from each of these components are achieved, excess awards may be granted. These awards also vary based on the participant's position, between 79-102% of base salary.

LAND O'LAKES, INC. EXECUTIVE LONG-TERM VARIABLE COMPENSATION PLAN (1999-2001)

    The Land O'Lakes, Inc. Executive Long-Term Variable Compensation Plan was effective only for the years 1999-2001. The President and all officers of Land O'Lakes who were not otherwise participating in a long-term variable plan were eligible. The maximum award under this plan to any individual was 60% of their base salary at the end of the performance period. Awards made under the plan were based on the return on equity and net earnings of Land O'Lakes for the period between 1999 and 2001. One half of all awards was subject to mandatory deferral, with the other half payable in cash or eligible to be deferred, at the option of the award recipient.

LAND O'LAKES LONG-TERM INCENTIVE PLAN

    The Land O'Lakes Long-Term Incentive Plan, initiated in 2001, is a phantom stock plan which allows certain employees to purchase "Units" under the plan. Neither options granted nor Units may be transferred, assigned, pledged, encumbered, or otherwise alienated from the grantee. Officers are eligible to participate, as are selected non-officers identified by the Chief Executive Officer. Participants are granted an annual award of options. One quarter of the options vest on December 31 of the year in which they are granted, with the rest vesting ratably on December 31 of the succeeding three years. These Units are not traditional stock, and do not provide the purchaser with any voting rights or rights to receive assets of Land O'Lakes.

    The purchase price of the option is established as of December 31 of the year prior to the grant of the option, based on a formula reflecting the value of the enterprise at the close of the fiscal year preceding the grant of the option. Participants may elect to exercise vested options to purchase units only during the period between January 1 and March 31 of any year. Units are valued each year on December 31, and are valued by the same formula by which the purchase price of the option is determined. Participants in the plan may purchase Units using cash or amounts in their deferred compensation accounts. In addition, the options have a net exercise provision which allows participants to use the value of appreciated options to buy Units.

    Participants' ability to redeem owned Units while employed is limited to 50% of the appreciated value of the cumulative total of Units previously purchased by such participant, until the value of the owned Units reaches an established ratio to the participant's annual base pay. These ratios are established based on the level of the participant. Following death, inability to work due to disability, retirement or other termination, the participant has a limited period of time during which to exercise remaining vested options and/or redeem purchased units, which varies according to the circumstances of the participant's cessation of employment.

LAND O'LAKES NON-QUALIFIED DEFERRED COMPENSATION PLAN

    The Land O'Lakes Non-Qualified Deferred Compensation Plan provides a select group of employees with base salaries in excess of $95,000 an opportunity to elect to defer a portion of their compensation for later payment at the earlier of their death, disability, retirement or other termination. Eligible employees may elect to defer a minimum of $1,000 up to a maximum 30% of base compensation and 100% of variable pay. The default distribution is monthly installments over a five year period. Deferred compensation is not included as compensation for purposes of the company's qualified plans. The Company adds an additional amount equal to three percent (3%) of the participant's elective deferrals to this plan. In addition, at the end of each calendar quarter, the Company credits the participant's account balance with modest interest at a rate announced in advance of each calendar year. Benefits of this plan are paid out of the general assets of the corporation.

    Land O'Lakes maintains three non-qualified excess benefit plans for its officers. Benefits for all three of these plans are paid out of the general assets of the corporation.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT PLAN (IRS LIMITS)

    The Non-Qualified Executive Excess Benefit Plan (IRS Limits) provides for a payment of a benefit to officers which is the equivalent of the difference between the benefit that would have been payable to the executive if the Land O'Lakes Employee Retirement Plan benefit formula were applied to the executive's actual compensation, without regard for limitations on compensation or benefits imposed by the Internal Revenue Code, and the benefit actually payable under the Land O'Lakes Employee Retirement Plan.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT PLAN (1989 FORMULA)

    The Non-Qualified Executive Excess Benefit Plan (1989 Formula) provides a non-qualified benefit to individuals who were officers as of January 1, 1989 at the time the defined benefit formula was changed. This excess benefit plan provides a benefit representing the difference between the accrued benefit under the formula as of December 31, 1988 and the accrued benefit under the Land O'Lakes Employee Retirement Plan at the time of the individual's retirement.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT SAVINGS PLAN

    The Non-Qualified Executive Excess Benefit Savings Plan provides a benefit to officers who participate in this savings plan by crediting an amount to a deferred compensation account which represents 3% of total compensation, net of any deferred compensation, less the amount of the Company match contributed to the savings plan. Account balances are credited with a modest rate of interest quarterly. Distributions are made under the same circumstances and on the same terms as the individual has elected under the Land O'Lakes Non-Qualified Deferred Compensation Plan, or according to the default provisions of the Land O'Lakes Non-Qualified Deferred Compensation Plan in the absence of an election.

LAND O'LAKES EMPLOYEE RETIREMENT PLAN

                               PENSION PLAN TABLE

               FINAL
             AVERAGE PAY                    YEARS OF SERVICE AT RETIREMENT
             -----------   ----------------------------------------------------------------
              (ANNUAL)         10        15         20         25          30         35
                           --------- ---------  ---------  ---------   ---------  ---------

TABLE A       $  200,000   $ 30,100   $ 45,100   $ 60,100   $ 75,200    $ 90,200   $ 90,200
                 400,000     62,100     93,100    124,100    155,200     186,200    186,200
                 600,000     94,100    141,100    188,100    235,200     282,200    282,200
                 800,000    126,100    189,100    252,100    315,200     378,200    378,200
               1,000,000    158,100    237,100    316,100    395,200     474,200    474,200
               1,200,000    190,100    285,100    380,100    475,200     570,200    570,200

TABLE B       $  200,000   $ 34,700   $ 52,000   $ 69,400   $ 86,700    $104,100   $104,100
                 400,000     76,000    114,000    152,100    190,100     228,100    228,100
                 600,000    117,400    176,000    234,700    293,400     352,100    352,100
                 800,000    158,700    238,000    317,400    396,700     476,100    476,100
               1,000,000    200,000    300,000    400,100    500,100     600,100    600,100
               1,200,000    241,400    362,000    482,700    603,400     724,100    724,100

    The Land O'Lakes Employee Retirement Plan is a qualified defined benefit pension plan. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. An employee is fully vested in the plan after five years of vesting service. For most employees, the plan provides for a monthly benefit for the employee's lifetime beginning at normal retirement age (social security retirement age), calculated according to the following formula: {[1.08% x Final Average Pay]+[.52% x (Final Average Pay-Covered Compensation)]} x years of credited service (up to a maximum of 30 years). These levels are illustrated by Table A above. Due to provisions of this plan providing that certain benefits existing in a previous version of the plan will not be reduced, certain employees, including Messrs. Gherty and Halverson, will instead receive the compensation at levels previously in effect for the retirement plan. These sums are described in Table B above.

    Final Average Pay is average monthly compensation for the highest paid 60 consecutive months of employment out of the last 132 months worked. Covered Compensation is an amount used to coordinate pension benefits with Social Security benefits. It is adjusted annually to reflect changes in the Social Security Taxable Wage Base, and varies with the employee's year of birth and the year in which employment ends. The normal form of benefit for a single employee is a life-only annuity; for a married employee, the normal form is a 50% joint and survivor annuity. There are other optional annuity forms available. Terminated or retired employees who are at least 55 with 10 years of vesting service may elect a reduced early retirement benefit.

    As of January 1, 2003, Mr. Gherty was credited with 32 years of service, Mr. Halverson was credited with 32 years of service, Mr. DeGregorio was credited with 21 years of service, Mr. Knutson was credited with 25 years of service and Mr. Hettinga was credited with 19 years of service.

COMPENSATION OF DIRECTORS AND MANAGERS

    The managers for the company are not paid to attend board of manager meetings, but are reimbursed for their reasonable expenses incurred in attending the meetings.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    As of December 31, 2002, all of our equity interest were owned directly by Farmland Industries, Inc. (8%) located at Kansas City, Missouri and Land O'Lakes, Inc. (92%) located in Arden Hills, Minnesota. There is no established trading market for our membership interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to an agreement dated September 25, 2000, Land O'Lakes Farmland Feed licenses certain trademarks from Land O'Lakes on a royalty free basis, including LAND O LAKES, the Indian Maiden logo, Maxi Care, and Amplifier Max, for use in connection with its animal feed and milk replacer products. Land O'Lakes Farmland Feed also licenses certain trademarks of Farmland Industries, including Farmland, for use with its feed products.

    In accordance with the Management Services Agreement between Land O'Lakes, Inc. and Land O'Lakes Farmland Feed, Land O'Lakes, Inc. charges the Company for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and information technology support. These costs totaled $7.0 million and $6.6 million for the years ended December 31, 2002 and 2001, respectively.

    Payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $100.9 million and $102.8 million for the years ended December 31, 2002 and 2001, respectively.

    The Company has a borrowing arrangement with Land O'Lakes, Inc. which bears interest at rates based on current market conditions. The Company had a note receivable from Land O' Lakes, Inc. of $29.5 million at December 31, 2002 and a note payable to Land O' Lakes, Inc. of $29.2 million at December 31, 2001.

    Pursuant to a Feed Supply Agreement dated September 29, 2000 between Land O'Lakes Farmland Feed and Farmland Industries, Farmland Industries agrees to purchase all of its branded feed, specialty feeds, catfish, swine and cattle feed, and ingredients, excluding grain, from Land O'Lakes Farmland Feed. Such sales are to be made at prices competitive with those available from other suppliers. For the year ended December 31, 2002, Land O'Lakes Farmland Feed sold $1.5 million in feed and ingredients to Farmland Industries. This Feed Supply Agreement extends for the duration of Land O'Lakes Farmland Feed, or, for five years following the exercise by Land O'Lakes of its option to purchase Farmland Industries' interest in Land O'Lakes Farmland Feed. Due to a disputed provision in the agreement, Farmland Industries has not purchased as much feed as originally anticipated

    Sales with unconsolidated subsidiaries of the Company totaled $63.8 million and $45.0 million for the years ended December 31, 2002 and 2001, respectively.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES.

    (A)  Evaluation of disclosure controls and procedures.

    The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this annual report on Form 10-K. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation

Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

    (B)  Changes in internal controls.

    There were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON  FORM 10-K:

         1.       Consolidated Financial Statements:

LAND O'LAKES FARMLAND FEED LLC
Financial Statements for the years ended December 31, 2002 and 2001 and for the three months ended December 31, 2000
Independent Auditors' Report of KPMG LLP....................................... F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001................... F-3

Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000 ..... F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000...... F-5

Consolidated Statements of Equities for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000...... F-6

Notes to Consolidated Financial Statements..................................... F-7

LAND O'LAKES FEED DIVISION
Financial Statements for the nine months ended September 30, 2000
  Independent Auditors' Report of KPMG LLP..................................... F-26

Consolidated Balance Sheet as of September 30, 2000............................ F-27

Consolidated Statement of Operations for the nine months ended
  September 30, 2000........................................................... F-28

Consolidated Statement of Cash Flows for the nine months ended
  September 30, 2000........................................................... F-29

Notes to Consolidated Financial Statements..................................... F-30



(B)      REPORTS ON FORM 8-K

         No reports were filed on Form 8-K during the quarter ended December 31, 2002.

EXHIBIT        DESCRIPTION
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

    4.8        Form of Old Note (included in Exhibit 4.5). (3)

    4.9        Form of New Note (included in Exhibit 4.5). (3)

   10.1 Amended and Restated Five Year Credit Agreement dated as of October 11, 2001 among Land O'Lakes, Inc., The Chase
               Manhattan Bank, CoBank, ACB, and the Lenders party thereto. (3)

   10.2 First Amendment dated November 6, 2001 to the Amended and Restated Five-Year Credit Agreement dated October 11, 2001. (3)

   10.3 Second Amendment dated February 15, 2002 to the Amended and Restated Five-Year Credit Agreement dated October 11, 2001. (3)

   10.4 Joint Venture Agreement by and between Farmland Industries, Inc. and Land O'Lakes, Inc. dated as of July 18, 2000. (3)

   10.5 License Agreement among Ralston Purina Company, Purina Mills, Inc. and BP Nutrition Limited dated as of October 1, 1986. (4)

   10.6 License Agreement between Land O'Lakes, Inc. and Land O'Lakes Farmland Feed LLC dated September 25, 2000. (5)

   10.7 Agreement and Plan of Merger, dated as of June 17, 2001, by and among Purina Mills, Inc., Land O'Lakes, Inc., LOL Holdings II, Inc. and LOL Holdings III, Inc. (6)

   10.8 Management Services Agreement, dated September 1, 2000, by and between Land O'Lakes and Land O'Lakes Farmland Feed LLC. (7)

   10.9 Purchase and Sale Agreement dated as of December 18, 2001, among Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, Purina Mills, LLC and LOL Farmland Feed SPV, LLC. (8)

   10.10 Receivables Purchase Agreement dated as of December 18, 2001, among Land O'Lakes Farmland Feed LLC, LOL Farmland Feed SPV, LLC, and CoBank, ACB. (9)

   10.11       Executive Annual Variable Compensation Plan of Land O'Lakes.
               (10) #

   10.12       Land O'Lakes Long Term Incentive Plan. (11) #

   10.13       Land O'Lakes Non-Qualified Deferred Compensation Plan. (12) #

   10.14 Land O'Lakes Non-Qualified Executive Excess Benefit Plan (IRS Limits). (13) #

   10.15 Land O'Lakes Non-Qualified Executive Excess Benefit Plan (1989 Formula). (14) #

   10.16       Land O'Lakes Non-Qualified Executive Excess Benefit Savings
               Plan. (15) #

   10.17       Amended Land O'Lakes Long Term Incentive Plan. (16)*

   12.0        Statement regarding the computation of ratios*

   21          Subsidiaries of the Registrant*

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


(1) Incorporated by reference to exhibit 3.28 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002. (Registration No. 333-84486).

(2) Incorporated by reference to exhibit 3.29 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002. (Registration No. 333-84486).

(3) Incorporated by reference to the identical exhibit to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(4) Incorporated by reference to exhibit 10.9 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(5) Incorporated by reference to exhibit 10.10 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(6) Incorporated by reference to exhibit 10.13 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(7) Incorporated by reference to exhibit 10.14 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(8) Incorporated by reference to exhibit 10.17 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(9) Incorporated by reference to exhibit 10.18 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(10) Incorporated by reference to exhibit 10.19 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(11) Incorporated by reference to exhibit 10.20 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(12) Incorporated by reference to exhibits 10.21 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(13) Incorporated by reference to exhibit 10.22 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(14) Incorporated by reference to exhibit 10.23 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(15) Incorporated by reference to exhibit 10.24 to the Land O'Lakes, Inc. Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486)

(16) Incorporated by reference to exhibit 10.27 to the Land O'Lakes, Inc. Form 10-K for the annual period ended December 31, 2002, filed on March 27, 2003

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

*        Filed electronically herewith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                            LAND O'LAKES FARMLAND FEED LLC


                            By /s/ Daniel Knutson
                               -------------------------------------------------
                               Daniel Knutson
                               Senior Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.


        /s/ Robert DeGregorio             President
---------------------------------         (Principal Executive Officer)
          Robert DeGregorio


         /s/ Daniel Knutson               Senior Vice President and Chief
---------------------------------         Financial Officer and Manager
            Daniel Knutson                (Principal Financial and Accounting
                                          Officer)


         /s/ Duane Halverson              Manager
---------------------------------
           Duane Halverson


        /s/ James Wahrenbrock             Manager
---------------------------------
          James Wahrenbrock


          /s/ Robert Terry                Manager
---------------------------------
             Robert Terry


          /s/ Steve Rhodes                Manager
---------------------------------
             Steve Rhodes

                                 CERTIFICATIONS

I, Robert DeGregorio, certify that:

I have reviewed this annual report on Form 10-K of Land O'Lakes Farmland Feed
LLC;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                        By  /s/ Robert DeGregorio
                                            ---------------------
                                        Robert DeGregorio
                                        President

I, Daniel Knutson, certify that:

 I have reviewed this annual report on Form 10-K of Land O'Lakes Farmland Feed LLC;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                                  By  /s/ Daniel Knutson
                                                      ------------------
                                                  Daniel Knutson
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  and Manager

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
       SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LAND O'LAKES FARMLAND FEED LLC
Financial Statements for the years ended December 31, 2002
  and 2001 and for the three months ended December 31, 2000
Independent Auditors' Report of KPMG LLP.............................................  F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001.........................  F-3

Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000............  F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000............  F-5

Consolidated Statements of Equities for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000............  F-6

Notes to Consolidated Financial Statements...........................................  F-7

LAND O'LAKES FEED DIVISION
Financial Statements for the nine months ended September 30, 2000
Independent Auditors' Report of KPMG LLP............................................. F-26

Consolidated Balance Sheet as of September 30, 2000.................................. F-27

Consolidated Statement of Operations for the nine months ended September 30, 2000.... F-28

Consolidated Statement of Cash Flows for the nine months ended September 30, 2000.... F-29

Notes to Consolidated Financial Statements........................................... F-30

                          INDEPENDENT AUDITORS' REPORT
The Board of Managers
Land O'Lakes Farmland Feed LLC:

    We have audited the accompanying consolidated balance sheets of Land O'Lakes Farmland Feed LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and equities for the years ended December 31, 2002 and 2001 and the three months ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes Farmland Feed LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and the three months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"; Statement No. 141, "Business Combinations"; certain provisions of Statement No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001; and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


                                               /s/ KPMG LLP

Minneapolis, Minnesota
January 30, 2003

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                             ($ IN THOUSANDS)
ASSETS

Current assets:
  Cash and short-term investments...................      $    356   $  3,019
  Receivables, net..................................       127,382    119,063
  Receivable from legal settlement..................         6,000         --
  Inventories.......................................       113,078    113,559
  Prepaid expenses and other current assets.........         7,835      6,472
  Note receivable - Land O'Lakes, Inc...............        29,493         --
                                                          --------   --------
          Total current assets......................       284,144    242,113
Investments.........................................        22,973     31,496
Property, plant and equipment, net..................       251,739    326,956
Goodwill, net.......................................       122,486    104,749
Other intangibles...................................        96,804    104,396
Other assets........................................        28,762     23,875
                                                          --------   --------
          Total assets..............................      $806,908   $833,585
                                                          ========   ========

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations..................      $  2,400   $  5,000
  Notes payable-- Land O'Lakes, Inc.-- current......            --     29,210
  Accounts payable..................................       121,219    117,042
  Accrued expenses..................................        48,134     35,132
                                                          --------   --------
          Total current liabilities.................       171,753    186,384
Notes payable -- Land O'Lakes, Inc.-- noncurrent....            --     59,664
Employee benefits and other liabilities.............        29,447     36,656
Minority interests..................................         2,960      2,919
Equities:
  Contributed capital...............................       515,376    515,044
  Retained earnings.................................        87,372     32,918
                                                          --------   --------
          Total equities............................       602,748    547,962
                                                          --------   --------
Commitments and contingencies
Total liabilities and equities......................      $806,908   $833,585
                                                          ========   ========


See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   THREE MONTHS
                                                                  YEAR ENDED       YEAR ENDED          ENDED
                                                                 DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                                     2002             2001              2000
                                                                 ------------     ------------     -------------
                                                                              ($ IN THOUSANDS)
        Net sales ............................................   $ 2,430,385      $ 1,837,377      $ 389,908
        Cost of sales ........................................     2,144,014        1,672,385        354,243
                                                                 -----------      -----------      ---------
        Gross profit .........................................       286,371          164,992         35,665
        Selling, general and administration ..................       236,004          127,185         30,495
        Restructuring and impairment charges (reversals)......        11,266           (5,728)         9,700
                                                                 -----------      -----------      ---------
        Earnings (loss) from operations ......................        39,101           43,535         (4,530)
        Interest (income) expense, net .......................        (4,558)           6,088          2,052
        Gain on legal settlements ............................        (7,642)            --             --
        Gain on sale of intangible ...........................        (4,184)            --             --
        Equity in earnings of affiliated companies............        (1,021)          (2,577)          (308)
        Minority interest in earnings (loss) of subsidiaries..           900              878            (46)
                                                                 -----------      -----------      ---------
        Earnings (loss) before income taxes ..................        55,606           39,146         (6,228)
        Income tax expense ...................................         1,152             --             --
                                                                 -----------      -----------      ---------
        Net earnings (loss) ..................................   $    54,454      $    39,146      $  (6,228)
                                                                 ===========      ===========      =========




See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     THREE MONTHS
                                                                     YEAR ENDED       YEAR ENDED          ENDED
                                                                    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                        2002             2001             2000
                                                                    ------------     ------------     ------------
                                                                                   ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ..........................................       $  54,454      $  39,146      $  (6,228)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ..............................         44,398         29,631          3,597
     Bad debt expense (recovery) ................................          3,200           (783)         1,260
     Receivable from legal settlement ...........................         (6,000)          --             --
     Increase in other assets ...................................         (4,079)        (4,759)       (13,771)
     (Decrease) increase in other liabilities ...................         (9,200)        (6,017)        11,572
     Restructuring and impairment charges (reversals) ...........         11,266         (5,728)         9,700
     Equity in earnings of affiliated companies .................         (1,021)        (2,577)          (308)
     Minority interest ..........................................            900            878            (46)
     Gain on sale of intangible .................................         (4,184)          --             --
     Other ......................................................          1,294           --             --
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables ................................................        (13,327)        37,989       (120,137)
     Inventories ................................................            372         10,436        (69,958)
     Other current assets .......................................           (584)         6,272        (10,213)
     Accounts payable ...........................................          4,177        (11,319)        92,886
     Accrued expenses ...........................................        (12,080)       (17,864)        23,068
                                                                       ---------      ---------      ---------
  Net cash provided by (used in) operating activities ...........         69,586         75,305        (78,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ....................        (26,054)       (21,931)       (21,352)
  Proceeds from sale of investments .............................          3,700           --             --
  Proceeds from sale of property, plant and equipment ...........          6,600          5,211          1,816
  Dividends from affiliated companies ...........................          3,726           --             --
  Other .........................................................            750           --             --
                                                                       ---------      ---------      ---------
    Net cash used by investing activities .......................        (11,278)       (16,720)       (19,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ........................         (2,600)         1,029          3,971
  Proceeds from note payable to Land O'Lakes, Inc. ..............        449,997        358,030        185,243
  Payments on note payable to Land O'Lakes, Inc. ................       (508,700)      (422,965)       (91,100)
  Capital contributions by members ..............................            332          8,340           --
                                                                       ---------      ---------      ---------
  Net cash (used) provided by financing activities ..............        (60,971)       (55,566)        98,114
  Net (decrease) increase in cash and short-term investment .....         (2,663)         3,019           --


Cash and short-term investments at beginning of period ..........          3,019           --             --
                                                                       ---------      ---------      ---------
Cash and short-term investments at end of period ...............       $     356      $   3,019      $    --
                                                                       =========      =========      =========
Supplemental schedules of noncash investing and financing
  activities:
  Capital contributions by members .............................       $    --        $ 371,907      $ 134,797

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF EQUITIES
  FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 2001 AND THE THREE MONTHS
                             ENDED DECEMBER 31, 2000

                                                                  RETAINED
                                                                  EARNINGS
                                                CONTRIBUTED     (ACCUMULATED     TOTAL
                                                  CAPITAL         DEFICIT)      EQUITIES
                                                -----------       --------      --------
                                                      ($ IN THOUSANDS)
      Initial capital contributions ...           $ 134,797                     $134,797
      Net loss ........................                             (6,228)       (6,228)
                                                  ---------      ---------      --------
      Balance, December 31, 2000 ......             134,797         (6,228)      128,569
      Capital contributions:
        Purina Mills stock ............             366,897                      366,897
        Other .........................              13,350                       13,350
      Net earnings ....................                             39,146        39,146
                                                  ---------      ---------      --------
      Balance, December 31, 2001 ......           $ 515,044      $  32,918      $547,962

      Capital contributions:
        Purina Mills stock ............                 332                          332
      Net earnings ....................                             54,454        54,454
                                                  ---------      ---------      --------
      Balance, December 31, 2002 ......           $ 515,376      $  87,372      $602,748
                                                  =========      =========      ========


See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           ($ IN THOUSANDS IN TABLES)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Land O'Lakes Farmland Feed LLC (the "Company") produces both commercial and lifestyle feed for a variety of animals, including dairy cattle, beef cattle, swine, poultry, horses, and other specialty animals.

    The Company was established in October 2000 through the combination of the feed operations of Land O'Lakes, Inc. and Farmland Industries, Inc. Through their relative contributions Land O'Lakes, Inc. and Farmland Industries, Inc. had ownership interests of 73.7% and 26.3%, respectively. The initial capital contributions made by each of the members to the Company consisted primarily of property, plant, and equipment and other long-lived assets. In October 2000, the Company purchased inventories from the respective members. The merger was accounted for as a purchase in accordance with APB No. 16, "Business Combinations." As such, the contributions of Farmland Industries, Inc. have been recorded at fair value.

    In October 2001, an indirect subsidiary of Land O'Lakes, Inc. acquired Purina Mills, Inc. and contributed the business to the Company. As a result, Land O'Lakes, Inc. increased its direct and indirect ownership in the Company to 92%. Farmland Industries, Inc. retains an 8% ownership interest.

REVENUE RECOGNITION

    Sales are recognized primarily upon shipment of product to the customer.

STATEMENT PRESENTATION

    The consolidated financial statements include the accounts of the Company and wholly owned and majority-owned subsidiaries and limited liability companies. Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

CASH AND SHORT-TERM INVESTMENTS

    Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

INVENTORIES

    Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis.

DERIVATIVE COMMODITY INSTRUMENTS

    The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The futures contracts are marked to market each month and gains and losses are recognized in earnings.

INVESTMENTS

    The equity method of accounting is used for investments in which the Company has significant influence. Generally, this represents ownership of at least 20 percent and not more than 50 percent. Investments in less than 20 percent owned companies are stated at cost.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (15 to 30 years for land improvements and buildings and 5 to 10 years for machinery and equipment) of the respective assets.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price over the fair value of acquired businesses. Upon adoption of the remaining provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company no longer amortizes goodwill except for goodwill related to the acquisition of cooperatives and the formation of joint ventures. See Note 7 for pro forma effects of adopting this standard.
    Other intangible assets consist primarily of trademarks, patents, and agreements not to compete. Certain trademarks are no longer amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging from 3 to 15 years.

RECOVERABILITY OF LONG-LIVED ASSETS

    The test for goodwill impairment is a two-step process, and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit (as defined) with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The Company assesses the recoverability of other long-lived assets annually or whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

INCOME TAXES

    The Company's taxable operations pass directly to the joint venture owners under the LLC organization. Income tax provisions are recorded for a consolidated subsidiary.

ADVERTISING AND PROMOTION COSTS

    Advertising costs are expensed as incurred. Advertising costs were $17.9 million, $7.9 million, and $2.1 million for the years ended December 31, 2002 and 2001 and the three months ended December 31, 2000, respectively.

RESEARCH AND DEVELOPMENT

    Expenditures for research and development are charged to administration expense in the year incurred. Total research and development expenses for the years ended December 31, 2002 and 2001 and the three months ended December 31, 2000 were $9.8 million, $5.3 million and $0.9 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted the remaining provisions of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized except for goodwill related to the acquisition of cooperatives and the formation of joint ventures, but rather will be tested for impairment at least annually in accordance with the provisions of the standard. See Note 7 for additional information on the adoption of SFAS 142.
    In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under existing accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The standard is generally expected to delay recognition of certain exit related costs.
    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("The Interpretation"). The Interpretation requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Interpretation also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 15 on page F-14. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  RECEIVABLES

    A summary of receivables at December 31 is as follows:

                                                           2002       2001
                                                        ---------  --------
         Trade accounts.............................    $  22,458  $ 25,320
         Notes and contracts........................       23,494     4,628
         Notes from sale of trade receivables (see
         Note 3)....................................       83,158    84,321
         Other......................................        8,871    13,879
                                                        ---------  --------
                                                          137,981   128,148
         Less allowance for doubtful accounts.......       10,599     9,085
                                                        ---------  --------
         Total receivables, net.....................    $ 127,382  $119,063
                                                        =========  ========


3.  RECEIVABLES PURCHASE FACILITY

    In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly-owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, the Company retains the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At December 31, 2002, no amounts were outstanding under this facility and $100.0 million remained available. The total accounts receivable sold by the Company during 2002 and 2001 was $2,299.0 million and $289.8 million, respectively.

4.  INVENTORIES

    A summary of inventories at December 31 is as follows:

                                     2002     2001
                                   --------- ------
             Raw materials.....     $ 83,187  $ 63,435
             Finished goods....       29,891    50,124
                                    --------  --------
             Total inventories..    $113,078  $113,559
                                    ========  ========


5.  INVESTMENTS

    The Company's investments at December 31 are as follows:

                                                2002      2001
                                                ----      ----
             Harmony Farms, LLC.........    $  2,435  $ 3,969
             New Feeds, LLC.............       3,033    3,214
             Iowa River Feeds, LLC......          --    2,648
             Agland Farmland Feed, LLC..       2,585    2,435
             Pro-Pet, LLC...............       2,326    2,362
             Nutri-Tech Feeds, LLC......          --    2,314
             LOLFF SPV, LLC.............       1,000    1,805
             Northern Country Feeds, LLC       1,704    1,652
             CalvaAlto Liquid, LLC......       1,302    1,302
             T-PM Holding Company.......          --    1,290
             Northern Colorado Feed, LLC          --    1,210
             Strauss Feeds, LLC.........       1,041    1,073
             Nutrikowi, LLC.............         876      783
             Dakotaland Feeds, LLC......         744      736
             Other LLCs.................       5,927    4,703
                                            --------  -------
             Total investments..........    $ 22,973  $31,496
                                            ========  =======

    All of the above investments are accounted for under the equity method with the exception of a portion of the investments under the caption "Other LLCs."

    During 2002, we sold out interest in several of our equity joint ventures. We sold our interests in: Iowa River Feeds, LLC, Nutri-Tech Feeds LLC, T-PM Holding Company, and Northern Colorado Feeds, LLC. These sales related to the integration efforts of the Purina Mills acquisition. Proceeds from these sales were $3.7 million.

6.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property plant and equipment at December 31 is as follows:


                                                             2002       2001
                                                          ---------  ---------
            Land and land improvements.........           $  29,661  $  23,826
            Buildings and building equipment...             108,551    124,205
            Machinery and equipment............             211,649    247,186
            Construction in progress...........              13,328     13,019
                                                          ---------  ---------
                                                            363,189    408,236
            Less accumulated depreciation......             111,450     81,280
                                                          ---------  ---------
            Total property, plant and equipment, net      $ 251,739  $ 326,956
                                                          =========  =========


7.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2000, net earnings for 2001 and the three months ended December 31, 2000 would have been reported as follows:

                                                                                          THREE MONTHS
                                                              YEAR ENDED    YEAR ENDED       ENDED
                                                              DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                  2002          2001          2000
                                                             ------------- -------------  ---------
                                                                         ($ IN THOUSANDS)
              Net earnings (loss).........................     $   54,454    $   39,146     $  (6,228)
              Add back: Goodwill amortization, net of tax              --           970            65
                                                               ----------    ----------     ---------
              Adjusted net earnings (loss)................     $   54,454    $   40,116     $  (6,163)
                                                               ==========    ==========     =========

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

               Balance as of January 1, 2002.........................        $   104,749
                 Reallocation of purchase price......................             18,330
                 Amortization expense................................               (593)
                                                                             -----------
                Balance as of December 31, 2002......................        $   122,486
                                                                             ===========

    The reallocation of the purchase price was primarily the result of finalizing the appraisals related to the acquisition of Purina Mills, Inc., which generally resulted in an increase in goodwill and a decrease to property, plant and equipment.

OTHER INTANGIBLE ASSETS A summary of other intangible assets at December 31 is as follows:

                                                                                                            2002         2001
                                                                                                         --------     --------
        Amortized other intangible assets
          Trademarks, less accumulated amortization of $262 and $103, respectively ....................  $    621     $    710
          Patents, less accumulated amortization of $1,395 and $241, respectively .....................    14,978       16,132
          Agreements not to compete, less accumulated amortization of $626 and $389, respectively .....       775        1,013
          Other intangible assets, less accumulated amortization of $6,463 and $3,267, respectively ...     3,467        9,578
                                                                                                         --------     --------
        Total amortized other intangible assets .......................................................    19,841       27,433
        Total non-amortized other intangible assets-trademarks ........................................    76,963       76,963
                                                                                                         --------     --------
        Total other intangible assets .................................................................  $ 96,804     $104,396
                                                                                                         ========     ========

    Amortization expense for the years ended December 31, 2002 and 2001 was $4.3 million and $2.4 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $3.0 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 16 years.

8.  NOTES AND SHORT-TERM OBLIGATIONS

    A summary of notes and short-term obligations at December 31 is as follows:

                                                                    2002       2001
                                                                   ------     ------
               Union Bank of California line of credit .......     $2,000     $5,000
               Jackson Electric ..............................        400       --
                                                                   ------     ------
               Total notes and short-term obligations ........     $2,400     $5,000
                                                                   ======     ======

    The lines of credit are held by wholly owned and majority owned subsidiaries of the Company. The Union Bank of California line of credit of $2 million is unsecured and bears interest, at the Company's election, of either LIBOR plus 1.50% or Union Bank of California's Reference Rate minus 0.50%. This line terminates on July 5, 2003 and is renewable annually. Jackson Electric is a ten year note at 0% ending May 31, 2011.

    Interest paid, net of amount capitalized, for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000 was $0.1 million, $0.7 million and $0.6 million, respectively.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following tables provide information of the carrying amount, notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable, notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments. The Company had a long term note with Land O'Lakes, Inc. as of December 31, 2001 which was non-interest bearing and related to the acquisition of Purina Mills, Inc. The liability was transferred to Land O'Lakes, Inc. and the obligation for the note payable was relinquished in 2002.

                                            AT DECEMBER 31,
                                ---------------------------------------
                                        2002                  2001
                                -----------------     -----------------
                               CARRYING     FAIR     CARRYING     FAIR
                                AMOUNT      VALUE     AMOUNT      VALUE
                                ------      -----     ------      -----
                                           (IN THOUSANDS)
Liabilities:
    Notes Payable - Land O'
      Lakes - non-current....  $     --     $  --    $ 59,664   $59,664


    The Company enters into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts. The notional or contractual amount of derivatives provides an indication of the extent of the Company's involvement in such instruments at that time, but does not represent exposure to market risk or future cash requirements under certain of these instruments.

                                                         AT DECEMBER 31,
                                             ---------------------------------------
                                                     2002                  2001
                                            -------------------   ------------------
                                            NOTIONAL      FAIR    NOTIONAL     FAIR
                                             AMOUNT       VALUE    AMOUNT      VALUE
                                             ------       -----    ------      -----
                                                           (IN THOUSANDS)
Derivative financial instruments:
  Commodity futures contracts:
          Commitments to purchase.......    $ 66,186    $(4,179)  $ 40,855   $(3,664)
          Commitments to sell...........     (30,202)       864     (4,482)      (71)

10.  PENSION AND OTHER POSTRETIREMENT PLANS

    The Company participates in Land O'Lakes, Inc.'s defined benefit pension plan, which covers substantially all employees. Plan benefits are generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). The actuarial present values of accumulated plan benefits and net assets available for benefits relating to only the Company's employees are not available.

    The Company also participates in Land O'Lakes, Inc.'s plans that provide certain health care benefits for retired employees. Employees become eligible for these benefits upon meeting certain age and service requirements. Actuarially determined financial information relating to only the Company's employees is not available.

    The measurement date for the pension and other postretirement plans is November 30.

    Costs relating to the plans are allocated to the Company by Land O'Lakes, Inc. The Company's allocated expenses relating to these plans was $2.6 million, $1.8 million and $0.4 million for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000, respectively.

    The Company also has a discretionary capital accumulation plan (CAP) for certain of its employees, which is an unfunded, defined benefit plan. The projected benefit obligation and the accumulated benefit obligation of the unfunded plan were $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The accrued discretionary CAP liability was $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The expense for this plan was $1.7 million for 2002 and $0.0 million for 2001 and 2000.

    Certain Company employees are eligible for benefits under Land O'Lakes, Inc.'s defined contribution plans. The expense for these plans was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2002, 2001, and the three months ended December 31, 2000, respectively.

11.  ACQUISITIONS, MERGERS AND DIVESTITURES

    On October 11, 2001, an indirect subsidiary of Land O'Lakes acquired 100 percent of the outstanding stock of Purina Mills, Inc. (Purina Mills) and contributed the stock to Land O'Lakes Farmland Feed LLC. In exchange for this contribution, Land O'Lakes direct and indirect ownership of Land O'Lakes Farmland Feed increased to 92.0%. The results of operations of Purina Mills are included in the consolidated financial statements since that date. Purina Mills is a commercial and lifestyle feed company. This acquisition allowed the Company to diversify into lifestyle feed products (other than dog and cat food) under the leading brands of Purina, Chow, and the "Checkerboard" Nine Square logo.

    The aggregate purchase price was approximately $359 million, net of cash acquired, of which $247 million represented cash payments for stock and acquisition costs and $112 million represented debt retirement.

    The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. At December 31, 2001 the Company was in the process of obtaining final third party valuations of certain assets; thus, the allocation of the purchase price was subject to refinement. During 2002, the allocation of the purchase price was completed. As a result of final appraisals and resolutions of other contingencies outstanding at the date of the acquisition, goodwill was increased by $18.2 million with the most significant offset to property, plant and equipment.

                                                 AT OCTOBER 11, 2001
                                                 -------------------
       Current assets..........................        $  92,486
       Investments.............................           10,430
       Property, plant and equipment ..........          218,913
       Goodwill................................           86,872
       Other intangibles.......................           98,940
       Other assets............................           32,892
                                                       ---------
                 Total assets acquired ........          540,533
                                                       ---------
       Current liabilities.....................           64,338
       Other liabilities.......................          117,638
                                                       ---------
                 Total liabilities assumed ....          181,976
                                                       ---------
                 Net assets acquired ..........        $ 358,557
                                                       =========



    Goodwill of $86.9 million was recognized, none of which is expected to be deductible for tax purposes. Of the $98.9 million of acquired identifiable intangible assets, $77.0 million is not subject to amortization, and relates primarily to trade names and trademarks. The remaining intangible assets of $21.9 million, have a weighted average useful life of approximately 12 years and consist of patents in the amount of $16.4 million (14 year weighted average useful life) and contracts of $5.5 million (3 year weighted average useful life). The following table summarizes the unaudited pro forma results of operations for the year ended December 31, 2001 and three months ended December 31, 2000 for the Company as if the Purina Mills acquisition had occurred on January 1, 2001 and October 1, 2000, respectively. The unaudited pro forma results of operations are for informational purposes only and do not purport to represent what the Company's results of operations would actually have been if the acquisition had actually occurred on those dates.

                                     2001        2000
                                 ----------  ---------
       Net sales..............   $2,502,720  $ 627,483
       Net earnings...........       60,772      6,055


12.  RESTRUCTURING AND IMPAIRMENT CHARGES

    In 2002, the Company recorded restructuring and impairment charges of $11.3 million, of which $2.6 million was primarily related to the write-down of impaired plant assets held for sale to their estimated fair value, and $8.7 million was related to employee severance and outplacement costs for 375 employees at various locations. The balance remaining to be paid at December 31, 2002 for employee and severance outplacement costs was $6.4 million.

    In 2001, the Company recorded restructuring and impairment reversals of $5.7 million. This reversal of a portion of the prior-year restructuring charge was primarily due to a change in business strategy following the Purina Mills acquisition, which resulted in the decision to continue to operate plants that were held for sale at December 31, 2000.

    In the three months ended December 31, 2000, the Company recorded a restructuring and impairment charge of $9.7 million. This charge of $9.7 million resulted from initiatives to consolidate facilities and reduce personnel following the formation of the LLC. Of this amount, $7.2 million related to the closing and planned sale of 12 plants and consisted of $5.5 million to write down the book value of the plants and $1.7 million for demolition and environmental clean-up. The remaining $2.5 million represented severance and outplacement costs for 119 non-plant employees.


    The following table summarizes the restructuring charge activity and the resulting reserve for the above-mentioned periods:

       Balance at December 31, 2000...........              $  9,749
       2001 Activity:
         Restructuring expenses paid against accrual          (3,052)
         Restructuring reversals..............                (5,728)
         Other................................                  (743)
                                                            --------
       Balance at December 31, 2001...........              $    226
                                                            ========
       2002 Activity:
         Restructuring expenses paid against accrual          (2,441)
         Restructuring accruals...............                 8,678
         Other................................                   (67)
                                                            --------
       Balance at December 31, 2002...........              $  6,396
                                                            ========

13.  GAIN ON LEGAL SETTLEMENTS

    During 2002, the Company recognized a gain on legal settlements of $7.6 million. The gain resulted from net cash proceeds of $1.6 million and a legal settlement receivable of $6.0 million for which cash was received on January 17, 2003. The amounts were received from vitamin product suppliers against whom the Company alleged certain price-fixing claims.

14.  GAIN ON SALE OF INTANGIBLE

    In 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

15.  COMMITMENTS AND CONTINGENCIES

    Total rental expense was $12.4 million, $4.8 million and $0.4 million for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000, respectively. The minimum annual lease payments for the next five years and thereafter are as follows:

              YEAR           AMOUNT
       ------------------   -------
       2003..............    $    7.1
       2004..............         4.6
       2005..............         1.6
       2006..............         0.5
       2007..............         0.3
       2008 and thereafter        0.1

    Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

GUARANTEE OF PARENT DEBT

    In November 2001, Land O'Lakes, Inc., which owns 92% of the Company, issued $350 million of senior notes, due 2011. These notes are guaranteed by certain domestic wholly-owned subsidiaries of Land O'Lakes, Inc., the Company, and by each domestic wholly-owned subsidiary of the Company, including Purina Mills, LLC.

    This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes, and is effectively subordinated to any secured indebtedness of Land O'Lakes and its subsidiaries, including Land O'Lakes Farmland Feed, to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that the Company would be required to make is $350 million as of December 31, 2002. Currently, the Company does not record a liability regarding the guarantee. The Company has no recourse provision that would enable it to recover amounts paid under the guarantee from Land O'Lakes, Inc. or any other parties.

    The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods ended December 31, are as follows:

                                  2002      2001
                                -------  --------
           Total assets.....    $23,433  $ 26,509
           Net sales........     53,669    73,449
           Net earnings.....        626       677


    In November 2001, Land O'Lakes, Inc. entered into new term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by certain domestic wholly owned subsidiaries of Land O'Lakes, Inc., the Company, and by each domestic wholly-owned subsidiary of the Company, including Purina Mills, LLC. The maximum potential payment related to this guarantee is $520 million as of December 31, 2002. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes, Inc. or any other parties.

GUARANTEES OF PRODUCER LOANS

    The Company guarantees certain loans to large producers financed by Land O'Lakes Finance Company. The loans totaled $15.2 million and $19.8 million at December 31, 2002 and 2001, respectively. Reserves for these guarantees of $0.7 million and $1.0 million at December 31, 2002 and 2001, respectively, are included in the allowance for doubtful accounts. The maximum guaranteed by the company is $7.0 million with the remaining balance guaranteed by Land O'Lakes, Inc. The $0.3 million reduction in the reserve from December 31, 2001 to December 31, 2002 has been included in selling, general and administration expense. Write-offs related to producer loans were $0.1 million for the year ended December 31, 2002 and no write offs were recorded in 2001. The Company does not currently record a liability related to the guarantee of the producer loans. The Company would have recourse against the producer to partially off-set the liability.

    The company also guarantees certain loans to producers and dealers financed by third party lenders. The loans totaled $2.4 million and $5.1 million at December 31, 2002 and 2001, respectively. Reserves for these guarantees of $.5 million and $1.5 million at December 31, 2002 and 2001, respectively, are included in the balance sheet. There were insignificant write-offs related to these loans in 2002 and 2001. The maximum potential payment related to these guarantees is $1.0 million. The company does not currently record a liability related to the guarantees of these producer and dealer loans financed by third party lenders. The company has no recourse against the producer or dealer to partially off-set the potential liability.

GENERAL

    The Company is currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed in some of these cases are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's consolidated financial condition, future results of operations or cash flows.

16.  RELATED PARTY TRANSACTIONS

    In accordance with the Management Services Agreement between Land O'Lakes, Inc. and the Company, costs are charged to the Company by Land O'Lakes, Inc. for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and IT support. These costs totaled $7.0 million, $6.6 million and $0.9 million for the years ended December 31, 2002, December 31, 2001 and the three months ended December 31, 2000, respectively. In addition, payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $100.9 million, $102.8 million and $14.9 million for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000, respectively.

    As part of the acquisition of Purina Mills, Inc. on October 11, 2001, Land O'Lakes, Inc. assumed certain liabilities, including a $59.7 million deferred tax liability and the Company established a noncurrent note payable for this liability at December 31, 2001. In 2002, the liability was transferred to Land O'Lakes, Inc. and the obligation for the note payable was relinquished.

    The Company has a borrowing arrangement with Land O'Lakes, Inc. which bears interest at rates based on current market conditions. The facility terminates on October 31, 2003, and is renewable annually. The Company had a note receivable from Land O'Lakes, Inc. of $29.5 million at December 31, 2002 and a note payable of $29.2 million at December 31 2001.

    Pursuant to a Feed Supply Agreement dated September 29, 2000 between Land O'Lakes Farmland Feed and Farmland Industries, Farmland Industries agrees to purchase all of its branded feed, specialty feeds, catfish, swine and cattle feed, and ingredients, excluding grain, from Land O'Lakes Farmland Feed. Such sales are to be made at prices competitive with those available from other suppliers. Sales to Farmland Industries under the agreement totaled $1.5 million, $6.8 million and $1.9 million for the years ended December 31, 2002, December 31, 2001 and the three months ended December 31, 2000, respectively. This Feed Supply Agreement extends for the duration of Land O'Lakes Farmland Feed, or, for five years following the exercise by Land O'Lakes of its option to purchase Farmland Industries' interest in Land O'Lakes Farmland Feed. Due to a disputed provision in the agreement, Farmland Industries has not purchased as much feed as originally anticipated.

    Sales with unconsolidated subsidiaries of the Company totaled $63.7 million, $45.0 million and $9.5 million for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000, respectively.

17.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The activity in the allowance for doubtful accounts is as follows:

                                                                      ADDITIONS
                                                                      ---------
                                                      BALANCE AT     NET CHARGES
                                                       BEGINNING      TO COSTS      (OTHER ADDITIONS)/    BALANCE AT
                        DESCRIPTION                     OF YEAR     AND EXPENSES       DEDUCTIONS        END OF YEAR
               -----------------------------------      -------     ------------       ----------        -----------
               Year ended December 31, 2002........... $  9,085        $ 1,178           $  (336)        $10,599
               Year ended December 31, 2001...........    4,211            675            (4,199)          9,085
               Three months ended December 31, 2000 ..    5,809         (1,598)               --           4,211

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                        FIRST        SECOND          THIRD         FOURTH          FULL
                                  2002                 QUARTER      QUARTER         QUARTER       QUARTER          YEAR
                       ---------------------------     -------      -------         -------       -------          ----
                      Net sales...................     $603,423      $576,580     $  594,448        $655,934    $ 2,430,385
                      Gross profit................       72,828        70,336         72,033          71,174        286,371
                      Net earnings................       14,621         8,542         11,832          19,459         54,454


                                                         (1)          (1)             (1)
                                                        FIRST        SECOND          THIRD         FOURTH         FULL
                                  2001                 QUARTER      QUARTER         QUARTER       QUARTER         YEAR
                       ---------------------------     -------      -------         -------       -------         ----
                      Net sales...................     $403,535    $ 392,958      $  406,779        $634,105    $1,837,377
                      Gross profit................       31,368       35,356          32,232          66,036       164,992
                      Net earnings................        4,010        9,198           8,239          17,699        39,146

(1) The first three quarters in 2001 exclude Purina Mills, LLC, which was acquired on October 11, 2001.

19.  CONSOLIDATING FINANCIAL INFORMATION

    Land O'Lakes, Inc. issued $350 million in senior notes which are guaranteed by Land O'Lakes, Inc. and certain of its wholly and majority-owned subsidiaries, including the Company (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002



                                LAND
                              O'LAKES                                     WHOLLY OWNED
                              FARMLAND    WHOLLY OWNED     WHOLLY OWNED   SUBSIDIARIES OF      NON-
                              FEED LLC   SUBSIDIARIES OF   PURINA MILLS,   PURINA MILLS,    GUARANTOR
                               PARENT      LOLFF LLC        LLC PARENT          LLC        SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                               ------      ---------        ----------          ---        ------------  ------------   ------------
                                                          ($ IN THOUSANDS)

                                                               ASSETS
Current assets:
  Cash and short-term
    investments ............ $ (15,393)   $   7,278         $   6,584      $      70       $   1,817     $      --       $     356
  Receivables, net .........   173,302       20,156            22,623          1,367           6,428       (96,494)        127,382
  Receivable from
    legal settlement .......        --           --             6,000             --              --            --           6,000
  Inventories ..............    45,116       15,757            45,686          1,934           4,585            --         113,078
  Prepaid expenses
    and other
    current assets .........     3,224          322             4,079             --             210            --           7,835
  Note receivable - Land
    O'Lakes, Inc ...........    29,493           --            57,759             --              --       (57,759)         29,493
                             ---------    ---------         ---------      ---------       ---------     ---------       ---------
          Total current
            assets .........   235,742       43,513           142,731          3,371          13,040      (154,253)        284,144
Investments ................   405,619          258                --          5,491           2,196      (390,591)         22,973
Property, plant
   and equipment, net ......    82,581        7,530           155,177          1,114           5,337            --         251,739
Goodwill, net ..............    12,815        3,656           105,202             --             813            --         122,486
Other intangibles ..........        24        2,639            94,044             --              97            --          96,804
Other assets ...............     7,965           --            21,547             --           1,950        (2,700)         28,762
                             ---------    ---------         ---------      ---------       ---------     ---------       ---------
          Total assets ..... $ 744,746    $  57,596         $ 518,701      $   9,976       $  23,433     $(547,544)      $ 806,908
                             =========    =========         =========      =========       =========     =========       =========



                                                      LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-
    term obligations ....... $   2,400    $      --         $     --       $     --        $   2,341     $  (2,341)      $   2,400
  Accounts payable .........   189,913       22,803            48,006          5,302           3,656      (148,461)        121,219
  Accrued expenses .........    17,411        2,955            24,299            696           2,773            --          48,134
                             ---------    ---------         ---------      ---------       ---------     ---------       ---------
          Total current
            liabilities ....   209,724       25,758            72,305          5,998           8,770      (150,802)        171,753
Notes payable--
    Land O'Lakes,
    Inc.-- noncurrent ......        --        2,700                --             --              --        (2,700)             --
Employee benefits
    and other liabilities ..        --           --            29,493             --           3,405        (3,451)         29,447
Minority interests .........        --           --                29             --           2,931            --           2,960
Equities:
  Contributed capital ......   514,987       16,272           358,406          8,882           7,420      (390,591)        515,376
  Retained earnings
    (accumulated deficit) ..    20,035       12,866            58,468         (4,904)            907            --          87,372
                             ---------    ---------         ---------      ---------       ---------     ---------       ---------
          Total equities ...   535,022       29,138           416,874          3,978           8,327      (390,591)        602,748
                             ---------    ---------         ---------      ---------       ---------     ---------       ---------
Commitments
    and contingencies
Total liabilities
    and equities ........... $ 744,746    $  57,596         $ 518,701      $   9,976       $  23,433     $(547,544)      $ 806,908
                             =========    =========         =========      =========       =========     =========       =========

                         LAND O'LAKES FARMLAND FEED LLC

                SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATION
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                     LAND
                                    O'LAKES                                           WHOLLY OWNED
                                    FARMLAND     WHOLLY OWNED      WHOLLY OWNED      SUBSIDIARIES OF       NON-
                                    FEED LLC    SUBSIDIARIES OF    PURINA MILLS,      PURINA  MILLS,    GUARANTOR
                                     PARENT        LOLFF LLC        LLC PARENT             LLC        SUBSIDIARIES    CONSOLIDATED
                                  -----------    -----------       -----------         -----------    ------------    ------------
                                                                         ($ IN THOUSANDS)

Net sales .....................  $ 1,312,638      $   174,406      $   860,845      $    28,827      $    53,669      $ 2,430,385
Cost of sales .................    1,197,551          157,918          719,950           21,395           47,200        2,144,014
                                 -----------      -----------      -----------      -----------      -----------      -----------
Gross profit ..................      115,087           16,488          140,895            7,432            6,469          286,371
Selling, general and
   administration .............      111,398           10,976           98,160           10,452            5,018          236,004
Restructuring
   and impairment charges .....       11,266             --               --               --               --             11,266
                                 -----------      -----------      -----------      -----------      -----------      -----------
(Loss) earnings from
   operations .................       (7,577)           5,512           42,735           (3,020)           1,451           39,101
Interest (income)
   expense, net ...............       (3,905)             388           (1,182)             (15)             156           (4,558)
Gain on legal settlements .....         --               --             (7,642)            --               --             (7,642)
Gain on sale of intangible ....       (4,184)            --               --               --               --             (4,184)
Equity in (earnings) loss
  of affiliated companies .....       (2,233)            --                (94)           1,306             --             (1,021)
Minority interest in (loss)
  earnings of subsidiaries ....          (34)             231               34             --                669              900
                                 -----------      -----------      -----------      -----------      -----------      -----------
Earnings (loss) before income
  taxes........................        2,779            4,893           51,619           (4,311)             626           55,606
Income tax expense ............         --              1,152             --               --               --              1,152
                                 -----------      -----------      -----------      -----------      -----------      -----------
Net earnings (loss) ...........  $     2,779      $     3,741      $    51,619      $    (4,311)     $       626      $    54,454
                                 ===========      ===========      ===========      ===========      ===========      ===========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                          LAND                     WHOLLY       WHOLLY
                                        O'LAKES    WHOLLY OWNED     OWNED        OWNED
                                        FARMLAND   SUBSIDIARIES     PURINA    SUBSIDIARIES
                                        FEED LLC        OF        MILLS, LLC   OF PURINA    NON-GUARANTOR
                                         PARENT      LOLFF LLC      PARENT     MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                         ------      ---------      ------     ----------   ------------  ------------  ------------
                                                                             ($ IN THOUSANDS)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Net earnings (loss) ............... $   2,779     $  3,741    $  51,619    $  (4,311)     $    626       $     --      $  54,454
  Adjustments to reconcile
    net earnings (loss)
    to net cash provided
    (used) by operating
    activities:
    Depreciation and amortization ...    15,085          909       27,808           77           519             --         44,398
    Bad debt expense ................     2,775           --          425           --            --             --          3,200
    Receivable from
      legal settlement ..............        --           --       (6,000)          --            --             --         (6,000)
    (Increase) decrease
      in other assets ...............    (4,200)          17       (6,761)          --          (278)         7,143         (4,079)
    Increase (decrease) in
      other liabilities .............    67,858       (3,569)      (4,662)          --           177        (69,004)        (9,200)
    Restructuring and
      impairment charges ............    11,266           --           --           --            --             --         11,266
    Equity in (earnings)
      losses of affiliated
      companies .....................    (2,233)          --          (94)       1,306            --             --         (1,021)
    Minority interest ...............       (34)         231           34           --           669             --            900
    Gain on sale of intangible ......    (4,184)          --           --           --            --             --         (4,184)
    Other ...........................     1,647         (609)         865           --          (609)            --          1,294
  Changes in current assets
    and liabilities, net of
    acquisitions
    and divestitures:
    Receivables .....................    68,356       (6,009)       1,619       (3,937)       (1,818)       (71,538)       (13,327)
    Inventories .....................     1,102         (223)      (2,592)         658         1,427             --            372
    Other current assets ............     1,529          565       (7,622)       4,875            69             --           (584)
    Accounts payable ................  (127,544)       4,277         (712)         429        (3,331)       131,058          4,177
    Accrued expenses ................    (2,032)       1,538      (13,630)         802         1,242             --        (12,080)
                                      ---------     --------    ---------    ---------      --------       --------      ---------
  Net cash provided (used)
    by operating activities .........    32,170          868       40,297         (101)       (1,307)        (2,341)        69,586

CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Additions to property,
    plant and equipment .............   (18,129)        (486)      (7,337)         (43)          (59)            --        (26,054)
  Proceeds from sale of investments       3,700           --           --           --            --             --          3,700
  Proceeds from sale of
    property, plant and equipment ...     6,600           --           --           --            --             --          6,600
  Dividends from investments
    in affiliated companies .........     3,118           --          608           --            --             --          3,726
  Other .............................       750           --           --           --            --             --            750
                                      ---------     --------    ---------    ---------      --------       --------      ---------
  Net cash used by
    investing activities ............    (3,961)        (486)      (6,729)         (43)          (59)            --        (11,278)

CASH FLOWS FROM
  FINANCING ACTIVITIES:
  (Decrease) increase in
    short-term debt .................   (12,391)       5,478           --           --         1,972          2,341         (2,600)
  Proceeds from note payable
    to Land O'Lakes, Inc ............   476,083           --       15,445           --            --        (41,531)       449,997
  Payments on note payable
    to Land O'Lakes,  Inc ...........  (485,883)      (4,110)     (56,976)          --        (3,262)        41,531       (508,700)
  Capital contributions by members ..       332         --           --             --            --             --            332
  Other .............................    (1,969)       1,151          391           --           427             --             --
                                      ---------     --------    ---------    ---------      --------       --------      ---------
  Net cash (used) provided
    by financing activities .........   (23,828)       2,519      (41,140)          --          (863)         2,341        (60,971)
                                      ---------     --------    ---------    ---------      --------       --------      ---------
  Net increase (decrease) in cash ...     4,381        2,901       (7,572)        (144)       (2,229)            --         (2,663)

Cash and short-term investments
    at beginning of year ............   (19,774)       4,377       14,156          214         4,046             --          3,019
                                      ---------     --------    ---------    ---------      --------       --------      ---------
Cash and short-term investments
    at end of year .................. $ (15,393)    $  7,278    $   6,584    $      70      $  1,817       $     --      $     356
                                      =========     ========    =========    =========      ========       ========      =========


                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                     LAND
                                    O'LAKES                                  WHOLLY OWNED
                                   FARMLAND    WHOLLY OWNED   WHOLLY OWNED  SUBSIDIARIES OF
                                   FEED LLC   SUBSIDIARIES OF PURINA MILLS,   PURINA MILLS,  NON-GUARANTOR
                                    PARENT       LOLFF LLC     LLC PARENT        LLC         SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                    ------       ---------     ----------        ---         ------------- ------------ ------------
                                                                          ($ IN THOUSANDS)

                                                                                ASSETS

Current assets:
  Cash and short-term
    investments ................. $ (19,774)     $   4,377     $  14,156     $     214     $   4,046     $    --         $   3,019
  Receivables, net ..............   103,219         14,147         9,680        12,417         4,556       (24,956)        119,063
  Inventories ...................    46,219         15,534        43,393         2,402         6,011          --           113,559
  Prepaid expenses and
    other current assets ........     2,883            887         2,423          --             279          --             6,472
                                  ---------      ---------     ---------     ---------     ---------     ---------       ---------
          Total current assets ..   132,547         34,945        69,652        15,033        14,892       (24,956)        242,113
Investments .....................   411,654            258            28        11,077         1,303      (392,824)         31,496
Property, plant and equipment,
  net ...........................    90,710          7,887       219,420         1,147         7,792          --           326,956
Goodwill, net ...................    13,262          3,656        86,872          --             959          --           104,749
Intangible assets, net ..........     4,896           --          99,169          --             331          --           104,396
Other assets ....................    65,082          3,246        19,684          --           1,232       (65,369)         23,875
                                  ---------      ---------     ---------     ---------     ---------     ---------       ---------
          Total assets .......... $ 718,151      $  49,992     $ 494,825     $  27,257     $  26,509     $(483,149)      $ 833,585
                                  =========      =========     =========     =========     =========     =========       =========



                                                                       LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-
    term obligations ............ $   4,509      $      23     $    --       $    --       $     468     $    --         $   5,000
  Notes payable--
    Land O'Lakes,
    Inc.-- current ..............    29,210           --            --            --            --            --            29,210
  Accounts payable ..............    78,418         12,211        24,137        14,009         5,670       (17,403)        117,042
  Accrued expenses ..............    13,170          1,418        19,120          (108)        1,532          --            35,132
                                  ---------      ---------     ---------     ---------     ---------     ---------       ---------
          Total current
             liabilities ........   125,307         13,652        43,257        13,901         7,670       (17,403)        186,384
Notes payable--
    Land O'Lakes,
    Inc.-- noncurrent ...........    59,664          6,512        58,763          --           5,290       (70,565)         59,664
Employee benefits
    and other liabilities .......       755          2,644        32,980          --             277          --            36,656
Minority interests ..............      (840)           910            28          --           2,821          --             2,919
Equities:
  Contributed capital ...........   515,046         18,300       350,598        16,299         9,982      (395,181)        515,044
  Retained earnings
    (accumulated deficit) .......    18,219          7,974         9,199        (2,943)          469          --            32,918
                                  ---------      ---------     ---------     ---------     ---------     ---------       ---------
          Total equities ........   533,265         26,274       359,797        13,356        10,451      (395,181)        547,962
                                  ---------      ---------     ---------     ---------     ---------     ---------       ---------
Commitments and contingencies
Total liabilities and equities .. $ 718,151      $  49,992     $ 494,825     $  27,257     $  26,509     $(483,149)      $ 833,585
                                  =========      =========     =========     =========     =========     =========       =========

                         LAND O'LAKES FARMLAND FEED LLC

                SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATION
                      FOR THE YEAR ENDED DECEMBER 31, 2001




                                        LAND
                                      O'LAKES                                          WHOLLY OWNED
                                      FARMLAND         WHOLLY OWNED    WHOLLY OWNED   SUBSIDIARIES OF       NON-
                                      FEED LLC        SUBSIDIARIES OF  PURINA MILLS,   PURINA MILLS,     GUARANTOR
                                       PARENT           LOLFF LLC       LLC PARENT         LLC         SUBSIDIARIES   CONSOLIDATED
                                       ------           ---------       ----------         ---         ------------   ------------

                                                                           ($ IN THOUSANDS)
Net sales ........................  $ 1,392,936       $   168,128     $   195,773     $     7,091     $    73,449     $ 1,837,377
Cost of sales ....................    1,279,960           151,710         165,438           5,711          69,566       1,672,385
                                    -----------       -----------     -----------     -----------     -----------     -----------
Gross profit .....................      112,976            16,418          30,335           1,380           3,883         164,992
Selling, general and
administration ...................       90,492             8,907          23,491           2,080           2,215         127,185
Restructuring and impairment
 reversals .......................       (5,728)             --              --              --              --            (5,728)
                                    -----------       -----------     -----------     -----------     -----------     -----------
Earnings (loss) from operations ..       28,212             7,511           6,844            (700)          1,668          43,535
Interest expense (income), net ...        5,039               706            (128)             (1)            472           6,088
Equity in (earnings) loss of
 affiliated companies ............       (2,612)             --               (93)            128            --            (2,577)
Minority interest in earnings
 (loss) of subsidiaries ..........            3               374             (18)           --               519             878
                                    -----------       -----------     -----------     -----------     -----------     -----------
Net earnings (loss) ..............  $    25,782       $     6,431     $     7,083     $      (827)    $       677     $    39,146
                                    ===========       ===========     ===========     ===========     ===========     ===========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                          LAND                     WHOLLY       WHOLLY
                                        O'LAKES    WHOLLY OWNED     OWNED        OWNED
                                        FARMLAND   SUBSIDIARIES     PURINA    SUBSIDIARIES
                                        FEED LLC        OF        MILLS, LLC   OF PURINA    NON-GUARANTOR
                                         PARENT      LOLFF LLC      PARENT     MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                         ------      ---------      ------     ----------   ------------  ------------  ------------

                                                                             ($ IN THOUSANDS)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Net earnings (loss) ...............  $  25,782    $ 6,431      $   7,083      $  (827)    $    677     $      --       $  39,146
  Adjustments to
    reconcile net earnings
    (loss) to net cash (used)
    provided by operating activities:
    Depreciation and amortization ...     20,364        732          7,559           --          976            --          29,631
    Bad debt recovery ...............       (783)        --             --           --           --            --            (783)
    (Increase) decrease in
      other assets ..................    (69,257)     1,065          7,752       (8,451)         289        63,843          (4,759)
    (Decrease) increase in
      other liabilities .............     (6,705)        31         (2,427)       2,366          718            --          (6,017)
    Restructuring and
      impairment reversal ...........     (5,728)        --             --           --           --            --          (5,728)
    Equity in (earnings) losses
      of affiliated  companies ......     (2,612)        --            (93)         128           --            --          (2,577)
    Minority interest ...............          3        374            (18)          --          519            --             878
  Changes in current assets
    and liabilities,
    net of acquisitions
    and divestitures:
    Receivables .....................     13,680      4,366         20,140       12,333)        (724)       12,860          37,989
    Inventories .....................     11,931     (1,555)         3,083       (2,402)        (621)           --          10,436
    Other current assets ............      6,396       (146)           107         --            (85)           --           6,272
    Accounts payable ................     (6,258)    (1,435)        (9,357)      23,002         (233)      (17,038)        (11,319)
    Accrued expenses ................    (12,653)      (515)        (4,677)        (122)         103            --         (17,864)
                                       ---------    -------      ---------      -------     --------     ---------       ---------
  Net cash (used)
    provided by operating
    activities ......................    (25,840)     9,348         29,152        1,361        1,619        59,665          75,305

CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Additions to property,
    plant and equipment  ............     (9,467)    (1,490)        (8,178)      (1,264)      (1,532)           --         (21,931)
  Proceeds from sale of property,
   plant and equipment ..............      5,082         44           (127)         117           95            --           5,211
                                       ---------    -------      ---------      -------     --------     ---------       ---------
  Net cash used by
   investing activities .............     (4,385)    (1,446)        (8,305)      (1,147)      (1,437)           --         (16,720)

CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Increase (decrease) in
    short-term debt .................    362,276     (4,636)            (8)          --          263      (356,866)          1,029
  Proceeds from note payable to
    Land O'Lakes, Inc. ..............     58,763         --             --           --        2,066       297,201         358,030
  Payments on note payable to
    Land O'Lakes, Inc. ..............   (404,594)    (2,488)       (15,023)          --         (860)           --        (422,965)
  Capital contributed by members ....         --         --          8,340           --           --            --           8,340
                                       ---------    -------      ---------      -------     --------     ---------       ---------
  Net cash provided (used)
    by financing activities .........     16,445     (7,124)        (6,691)          --        1,469       (59,665)        (55,566)
                                       ---------    -------      ---------      -------     --------     ---------       ---------
Net (decrease) increase in cash
    and short-term investments ......    (13,780)       778         14,156          214        1,651            --           3,019
Cash and short-term investments
    at beginning of year ............     (5,994)     3,599             --           --        2,395            --              --
                                       ---------    -------      ---------      -------     --------     ---------       ---------
Cash and short-term
    investments at end of year ......  $ (19,774)   $ 4,377      $  14,156      $   214     $  4,046     $      --       $   3,019
                                       =========    =======      =========      =======     ========     =========       =========

                         LAND O'LAKES FARMLAND FEED LLC

                SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATION
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000


                                                            LAND
                                                           O'LAKES
                                                          FARMLAND          WHOLLY OWNED          NON-
                                                          FEED LLC         SUBSIDIARIES OF     GUARANTOR
                                                           PARENT            LOLFF LLC        SUBSIDIARIES       CONSOLIDATED
                                                           ------            ---------        ------------       ------------
                                                                                   ($ IN THOUSANDS)

             Net sales .............................      $ 347,714          $  29,041          $  13,153          $ 389,908
             Cost of sales .........................        315,473             26,140             12,630            354,243
                                                          ---------          ---------          ---------          ---------
             Gross profit ..........................         32,241              2,901                523             35,665
             Selling, general and administration ...         28,254              1,482                759             30,495
             Restructuring and impairment charges ..          9,700               --                 --                9,700
                                                          ---------          ---------          ---------          ---------
             (Loss) earnings from operations .......         (5,713)             1,419               (236)            (4,530)
             Interest expense, net .................          1,808                114                130              2,052
             Equity in earnings of
             affiliated companies ..................           (305)                (3)              --                 (308)
             Minority interest in (loss)
             earnings of subsidiaries ..............            (17)               106               (135)               (46)
                                                          ---------          ---------          ---------          ---------
             Net (loss) earnings ...................      $  (7,199)         $   1,202          $    (231)         $  (6,228)
                                                          =========          =========          =========          =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

                                                                   LAND
                                                                  O'LAKES    WHOLLY OWNED
                                                                  FARMLAND   SUBSIDIARIES
                                                                  FEED LLC        OF                      NON-GUARANTOR
                                                                   PARENT      LOLFF LLC   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                   ------      ---------   ------------   ------------  ------------
                                                                                          ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings ......................................... $  (7,199)     $   1,202   $    (231)     $      --     $  (6,228)
  Adjustments to reconcile net (loss)
    earnings to net cash (used)
    provided by operating activities:
    Depreciation and amortization .............................     3,062             61         474             --         3,597
    Bad debt expense ..........................................     1,260             --          --             --         1,260
    (Increase) decrease in other assets .......................   (19,141)         6,047      (1,346)           669       (13,771)
    Increase (decrease) in other liabilities ..................    25,630        (12,552)     (1,506)            --        11,572
    Restructuring and impairment charges ......................     9,700             --          --             --         9,700
    Equity in earnings of affiliated companies ................      (305)            (3)         --             --          (308)
    Minority interest .........................................       (17)           106        (135)            --           (46)
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
    Receivables ...............................................  (115,772)         1,992         761         (7,118)     (120,137)
    Inventories ...............................................   (66,889)        (2,098)       (971)            --       (69,958)
    Other current assets ......................................   (10,014)          (268)         69             --       (10,213)
    Accounts payable ..........................................    92,363         (2,651)      3,599           (425)       92,886
    Accrued expenses ..........................................    22,627            196         245             --        23,068
                                                                ---------      ---------   ---------      ---------     ---------
  Net cash (used) provided by operating activities ............   (64,695)        (7,968)        959         (6,874)      (78,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ..................   (18,406)           (59)     (2,887)            --       (21,352)
  Proceeds from sale of property, plant and equipment .........     1,743             --          73             --         1,816
                                                                ---------      ---------   ---------      ---------     ---------
  Net cash used by investing activities .......................   (16,663)           (59)     (2,814)            --       (19,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ......................   (13,793)         6,917       3,973          6,874         3,971
  Proceeds from note payable to Land O'Lakes, Inc .............   185,243             --          --             --       185,243
  Payments on note payable to Land O'Lakes, Inc ...............   (91,100)            --          --             --       (91,100)
                                                                ---------      ---------   ---------      ---------     ---------
  Net cash provided by financing activities ...................    80,350          6,917       3,973          6,874        98,114
                                                                ---------      ---------   ---------      ---------     ---------
  Net (decrease) increase in cash and short-term investments ..    (1,008)        (1,110)      2,118             --            --
Cash and short-term investments at beginning of year ..........    (3,804)         4,709        (905)            --            --
                                                                ---------      ---------   ---------      ---------     ---------
Cash and short-term investments at end of year ................ $  (4,812)     $   3,599   $   1,213      $      --     $      --
                                                                =========      =========   =========      =========     =========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Land O'Lakes, Inc:

    We have audited the accompanying consolidated balance sheet of Land O'Lakes Feed Division (the Company) as of September 30, 2000 and the related consolidated statements of operations and cash flows for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes Feed Division as of September 30, 2000 and the results of their operations and their cash flows for the nine months ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Minneapolis, Minnesota
January 28, 2002

                           LAND O'LAKES FEED DIVISION

                           CONSOLIDATED BALANCE SHEET

                                                                SEPTEMBER 30,
                                                                    2000
                                                               ----------------
                                                               ($ IN THOUSANDS)
        ASSETS

        Current assets:
          Cash and short-term investments...................      $  5,989
          Receivables, net..................................        74,650
          Inventories.......................................        49,283
          Prepaid expenses and other current assets.........         3,458
                                                                  --------
                  Total current assets......................       133,380
        Investments.........................................        18,577
        Property, plant and equipment, net..................        70,692
        Goodwill, net.......................................        11,068
        Other assets........................................        14,765
                                                                  --------
                  Total assets..............................      $248,482
                                                                  ========

        LIABILITIES AND EQUITIES
        Current liabilities:
          Notes and short-term obligations..................      $  6,394
          Accounts payable..................................        52,649
          Accrued expenses..................................        13,014
          Other current liabilities.........................         4,598
                                                                  --------
                  Total current liabilities.................        76,655
        Other liabilities...................................         1,754
        Minority interests..................................         2,934
        Investment and advances by Land O'Lakes, Inc........       167,139
                                                                  --------
        Total liabilities and investments and advances by
          Land O'Lakes, Inc.................................      $248,482
                                                                  ========

          See accompanying notes to consolidated financial statements.

                           LAND O'LAKES FEED DIVISION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  FOR THE NINE
                                                                  MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                     2000
                                                                ----------------
                                                                ($ IN THOUSANDS)
              Net sales .......................................     $ 702,171
              Cost of sales ...................................       627,414
              Selling and administration ......................        53,059
                                                                    ---------
              Earnings from operations ........................        21,698
              Interest expense, net ...........................           444
              Equity in earnings of affiliated companies ......        (1,410)
              Minority interest in earnings of subsidiaries....           445
                                                                    ---------
              Earnings before income taxes ....................        22,219
              Income tax expense ..............................         2,837
                                                                    ---------
              Net earnings ....................................     $  19,382
                                                                    =========


          See accompanying notes to consolidated financial statements.

                           LAND O'LAKES FEED DIVISION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             FOR THE NINE
                                                                                MONTHS
                                                                                 ENDED
                                                                             SEPTEMBER 30,
                                                                                 2000
                                                                           ----------------
                                                                           ($ IN THOUSANDS)
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net earnings ...............................................        $ 19,382
          Adjustments to reconcile net earnings to net cash provided by operating activities:
             Depreciation and amortization ...........................           9,177
             Bad debt recovery .......................................             (14)
             Increase in other assets ................................           1,103
             Decrease in other liabilities ...........................          (7,670)
             Equity in earnings of affiliated companies ..............          (1,410)
             Minority interest .......................................             445
          Changes in current assets and liabilities, net of
             acquisitions and divestitures:
             Receivables .............................................         (14,481)
             Inventories .............................................             560
             Other current assets ....................................             885
             Accounts payable ........................................          (2,720)
             Accrued expenses ........................................          (1,530)
             Other current liabilities ...............................           4,598
                                                                              --------
          Net cash provided by operating activities ..................           8,325
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property, plant and equipment .................         (13,104)
          Acquisition of investments, net of cash acquired ...........          (2,522)
          Proceeds from sale of property, plant and equipment ........             255
                                                                              --------
          Net cash used by investing activities ......................         (15,371)
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in short-term debt ................................           5,100
          Net investments and advances by Land O'Lakes, Inc. .........          (8,393)
                                                                              --------
          Net cash used by financing activities ......................          (3,293)
          Net decrease in cash and short-term investments ............         (10,339)
        Cash and short-term investments at beginning of period .......          16,328
                                                                              --------
        Cash and short-term investments at end of period .............        $  5,989
                                                                              ========

          See accompanying notes to consolidated financial statements.

                           LAND O'LAKES FEED DIVISION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                           ($ IN THOUSANDS IN TABLES)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    The Land O'Lakes Feed Division (the "Company") produces both commercial and lifestyle feed for a variety of animals, including dairy cattle, beef cattle, swine, poultry, horses, and other specialty animals. The Company is a division of Land O'Lakes, Inc.

REVENUE RECOGNITION

    Net sales and allowances for customer discounts are generally recognized upon shipment of product and transfer of title to the customer. The Company classifies shipping and handling costs as part of cost of sales.

STATEMENT PRESENTATION

    The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Land O'Lakes Feed Division and wholly-owned and majority-owned subsidiaries, and limited liability companies that were part of the initial contribution of Land O'Lakes, Inc. to Land O'Lakes Farmland Feed LLC in October 2000.

    These financial statements do not necessarily reflect the financial position and results of operations of the Company in the future or what the financial position and results of operations would have been had the Company been an independent entity during the periods presented. Certain costs are charged to the Company by Land O'Lakes, Inc. and are generally based on proportional allocations and in certain circumstances based on specific identification of applicable costs. Intercompany transactions and balances have been eliminated.

CASH AND SHORT-TERM INVESTMENTS

    Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

INVENTORIES

    Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.

DERIVATIVE COMMODITY INSTRUMENTS

    The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts are designated as hedges under SFAS No. 80, "Accounting for Futures Contracts." Unrealized gains and losses on unsettled contracts were reflected in receivables. Realized gains and losses were reflected in cost of sales. The net gains and losses deferred and expensed at September 30, 2000 are immaterial. The aggregate fair value of our derivatives was ($0.5) million at September 30, 2000.

INVESTMENTS

    The equity method of accounting is used for investments in which the Company has a significant influence. Generally this represents ownership of at least 20 percent and not more than 50 percent. Investments in less than 20 percent owned companies are stated at cost.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (10 to 20 years for land improvements and buildings, 3 to 5 years for machinery and equipment, and 5 years for software) of the respective assets in accordance with the straight-line method. Accelerated methods of depreciation are used for income tax purposes.

INTANGIBLES

    The excess purchase price paid over net assets of businesses acquired (goodwill) is generally amortized on a straight-line basis over periods ranging from 15 to 20 years. Accumulated amortization of goodwill at September 30, 2000 was $0.7 million.

RECOVERABILITY OF LONG-LIVED ASSETS

    The Company assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

INCOME TAXES

    The Company is part of Land O'Lakes, Inc. which is a non-exempt agricultural cooperative and is taxed on all non-member earnings and any member earnings not paid or allocated to members by qualified written notices of allocation as that term is used in section 1388 of the Internal Revenue Code. Land O'Lakes, Inc. files a consolidated tax return with its fully taxable subsidiaries.

    Income taxes have been allocated to the Company on the basis of its taxable income included in the consolidated Land O'Lakes, Inc. return. Deferred income taxes have been recognized, using existing tax rates, for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax purposes.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs were $2.8 million for the nine months ended September 30, 2000.


RESEARCH AND DEVELOPMENT

    Expenditures for research and development are charged to administration expense in the year incurred. Total research and development expense for the nine months ended September 30, 2000 was $1.6 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    All financial instruments are carried at amounts that approximate estimated fair value, except for investments in cooperatives, for which it is not practicable to provide fair value information.

FUTURE ACCOUNTING REQUIREMENTS

    Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for the year ending December 31, 2001, will require derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. The Company has determined that the impact upon adoption will not have a material effect on its consolidated financial statements.

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  RECEIVABLES

    A summary of receivables is as follows:

                                                          SEPTEMBER 30,
                                                              2000
                                                          -------------
                  Trade accounts.........................    $ 77,067
                  Other..................................       3,320
                                                             --------
                                                               80,387
                  Less allowance for doubtful accounts...       5,737
                                                             --------
                  Total receivables, net.................    $ 74,650
                                                             ========


3.  INVENTORIES

    A summary of inventories is as follows:

                                                      SEPTEMBER 30,
                                                          2000
                                                      -------------
                       Raw materials......              $ 40,072
                       Finished goods.....                 9,211
                                                        --------
                       Total inventories..              $ 49,283
                                                        ========

4.  INVESTMENTS

    A summary of investments is as follows:

                                                           SEPTEMBER 30,
                                                               2000
                                                          -------------
                  New Feeds, LLC.........................      $  3,897
                  Land O'Lakes/Harvest States Feed, LLC..         3,500
                  Iowa River Feeds, LLC..................         2,943
                  Pro-Pet, LLC...........................         2,913
                  Nutri-Tech Feeds, LLC..................         2,183
                  Northern Country Feeds, LLC............         1,856
                  CalvaAlto Liquid, LLC..................           875
                  Nutra Blend, LLC.......................            --
                  Other -- LLC's.........................           410
                                                               --------
                  Total investments......................      $ 18,577
                                                               ========


    All of the above investments are accounted for under the equity method with the exception of a portion of the investments under the caption "Other LLC's."

5.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment is as follows:

                                                                  SEPTEMBER 30,
                                                                      2000
                                                                  -------------
                  Land and land improvements................        $  6,354
                  Buildings and building equipment..........          43,420
                  Machinery and equipment...................          81,947
                  Construction in progress..................           7,313
                                                                    --------
                                                                     139,034
                  Less accumulated depreciation.............          68,342
                                                                    --------
                  Total property, plant and equipment net...        $ 70,692
                                                                    ========

6.  NOTES AND SHORT-TERM OBLIGATIONS

    A summary of notes and short-term obligations is as follows:

                                                                   SEPTEMBER 30,
                                                                       2000
                                                                   -------------
                  Union Bank of California line of credit...          $3,100
                  Bank of America line of credit............           3,294
                                                                      ------
                  Total notes and short-term obligations....          $6,394
                                                                      ======

    The lines of credit are held by a wholly owned and a majority owned subsidiary of the Company. The Union Bank of California line of credit of $4 million is unsecured and bears interest, at the Company's election, of either LIBOR plus 1.50% or Union Bank of California's Reference Rate minus 0.50%. This line terminates on July 5, 2002 and is renewable annually. The Bank of America line of credit of $7 million, which bears interest of prime less 1.30%, terminates in September 2001 and is renewable annually.

    Interest paid, net of amount capitalized, for the nine months ended September 30, 2000 was $0.4 million.

7.  LEASE COMMITMENTS

    Total rental expense was $1.7 million for the nine months ended September 30, 2000. The minimum annual lease payments for the next five calendar years and thereafter are as follows:

                                    YEAR                    AMOUNT
                             ------------------            -------
                             2001......................     $2,389
                             2002......................      3,568
                             2003......................      2,659
                             2004......................      1,661
                             2005......................      1,064
                             2006 and thereafter.......      2,403

    Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table provides information on the notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable, notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments.

                                              SEPTEMBER 2000
                                            --------------------
                                             NOTIONAL     FAIR
                                              AMOUNT      VALUE
                                             --------    -------
                                               (IN THOUSANDS)
Derivative financial instruments:
  Commodity futures contracts
          Commitments to purchase.....      $ 29,458    $  (801)

          Commitments to sell.........      $(12,454)   $   326

9.  INCOME TAXES

    The components of the income tax provision are summarized as follows:

                                  FOR THE NINE
                                  MONTHS ENDED
                                  SEPTEMBER 30,
                                      2000
                                  -------------
      Current expense:
        Federal...............       $1,242
        State.................          184
                                     ------
                                      1,426
      Deferred expense........        1,411
                                     ------
      Income tax expense......       $2,837
                                     ======

    The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                         FOR THE NINE
                                                         MONTHS ENDED
                                                         SEPTEMBER 30,
                                                             2000
                                                         -------------
      Statutory rate.............................             35.0%
      Patronage refunds..........................            (24.3)
      State income tax, net of federal benefit...              1.2
      Amortization of goodwill...................              0.2
      Meals and entertainment....................              0.6
      Other, net.................................              0.1
                                                             -----
      Effective tax rate.........................             12.8%
                                                             =====

    The significant components of the deferred tax assets and liabilities are as follows:

                                              SEPTEMBER 30,
                                                  2000
                                              -------------
      Deferred tax assets related to:
        Accrued expenses..................       $1,142
        Allowance for doubtful accounts...          446
        Inventories.......................          304
        Intangible assets.................          579
                                                 ------
      Total deferred tax assets...........        2,471
      Deferred tax liabilities
      related to:
        Joint ventures....................          351
        Property, plant and equipment.....          678
                                                 ------
        Total deferred tax liabilities....        1,029
                                                 ------
        Net deferred tax assets...........       $1,442
                                                 ======

    SFAS No. 109 "Accounting for Income Taxes" requires consideration of a valuation allowance if it is "more likely than not" that benefits of deferred tax assets will not be realized. Management has determined, based on prior earnings history and anticipated earnings, that no valuation allowance is necessary. Income taxes paid for the nine months ended September 30, 2000 were $1.4 million.

10.  INVESTMENT AND ADVANCES BY LAND O'LAKES, INC.

    Investment and advances by Land O'Lakes, Inc. represents Land O'Lakes, Inc.'s ownership interest in the recorded net assets of the Company. All cash and intercompany transactions flow through this account. A summary of the activity for the nine months ended September 30, 2000 is as follows:

                                                2000
                                             ---------
        Balance at beginning of period...    $ 156,150
        Net earnings.....................       19,382
        Net intercompany activity........       (8,393)
                                             ---------
        Balance at end of period.........    $ 167,139
                                             =========

11.  PENSION AND OTHER POSTRETIREMENT PLANS

    The Company participates in Land O'Lakes, Inc.'s defined pension plan, which covers substantially all employees. Plan benefits are generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). The actuarial present values of accumulated plan benefits and net assets available for benefits relating to only the Company's employees are not available.

    The Company also participates in Land O'Lakes, Inc.'s plans that provide certain health care benefits for retired employees. Employees become eligible for these benefits upon meeting certain age and service requirements. Actuarially determined financial information relating to only the Company's employees is not available.

    Certain Company employees are eligible for benefits under Land O'Lakes, Inc.'s defined contribution plans.

    Costs relating to the plans are allocated to the Company by Land O'Lakes, Inc. The Company's allocated expenses relating to these plans was $2.7 million for the nine months ended September 30, 2000.

12.  COMMITMENTS AND CONTINGENCIES

GUARANTEES OF PRODUCER LOANS

    The Company also guarantees certain loans to large producer financed by Land O'Lakes Finance Company. The loans totaled $17.4 million at September 30, 2000. A reserve of $2.3 million at September 30, 2000 is included in the allowance for doubtful accounts. There were no writeoffs related to these loans in the nine months ended September 30, 2000.

GENERAL

    The Company is currently and from time to time involved in litigation and environmental claims to the conduct of business. The damages claimed in some of these cases, are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's consolidated financial condition, future results of operations or cash flows.

13.  RELATED PARTY TRANSACTIONS

    Costs allocated to the Company by Land O'Lakes, Inc. relate to corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and IT support. These costs totaled $4.5 million for the nine months ended September 30, 2000.

    Sales with unconsolidated subsidiaries of the Company totaled $37.0 million for the nine months ended September 30, 2000.


14.  SUBSEQUENT EVENT

    On October 1, 2000, Land O'Lakes, Inc. and Farmland Industries, Inc. combined their feed businesses to form Land O'Lakes Farmland Feed LLC. Through their relative contributions, Land O'Lakes, Inc. and Farmland Industries, Inc. had ownership interests of 73.7% and 26.3%, respectively. The initial capital contributions made by each of the members to the Company consisted primarily of property, plant, and equipment. In October 2000, the Company purchased inventory from the respective members. The merger was accounted for as a purchase in accordance with APB No. 16, "Business Combinations." As such, the contributions of Farmland Industries, Inc. have been recorded at fair value.

15.  CONSOLIDATING FINANCIAL INFORMATION

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

                           LAND O'LAKES FEED DIVISION

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000


                                               LAND
                                            O'LAKES FEED    WHOLLY OWNED          NON-
                                              DIVISION    SUBSIDIARIES OF       GUARANTOR
                                               PARENT         LOL FEED        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                            ------------  ---------------     ------------     ------------    ------------
                                                                                                   ($ IN THOUSANDS)
                                                             ASSETS
Current assets:
  Cash and short-term investments ......     $    (655)       $ 7,549           $   (905)        $   --           $  5,989
  Receivables, net .....................        77,346         16,704              4,612          (24,012)          74,650
  Inventories ..........................        33,677         11,213              4,393             --             49,283
  Prepaid expenses .....................         2,708            481                269             --              3,458
                                             ---------        -------           --------         --------         --------
          Total current assets .........       113,076         35,947              8,369          (24,012)         133,380
Investments ............................        37,531          7,895               --            (26,849)          18,577
Property, plant and equipment, net .....        58,627          7,205              4,860             --             70,692
Goodwill, net ..........................         5,545          4,500              1,023             --             11,068
Other assets ...........................         8,155          3,926              2,684             --             14,765
                                             ---------        -------           --------         --------         --------
          Total assets .................     $ 222,934        $59,473           $ 16,936         $(50,861)        $248,482
                                             =========        =======           ========         ========         ========

                                                                       LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations .....     $   1,715        $ 4,652           $     27         $   --           $  6,394
  Accounts payable .....................        38,891         15,909              2,587           (4,738)          52,649
  Accrued expenses .....................        10,571          1,174              1,269             --             13,014
  Other current liabilities ............         4,598           --                 --               --              4,598
                                             ---------        -------           --------         --------         --------
          Total current liabilities ....        55,775         21,735              3,883           (4,738)          76,655
Other liabilities ......................            21         17,516              3,491          (19,274)           1,754
Minority interests .....................            (1)           809              2,126             --              2,934
Investment and advances by Land
  O'Lakes, Inc. ........................       167,139         19,413              7,436          (26,849)         167,139
                                             ---------        -------           --------         --------         --------

Total liabilities and investments and
  advances by Land O'Lakes, Inc. .......     $ 222,934        $59,473           $ 16,936         $(50,861)        $248,482
                                             =========        =======           ========         ========         ========

                           LAND O'LAKES FEED DIVISION

                SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATION
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                LAND
                                            O'LAKES FEED     WHOLLY OWNED          NON
                                              DIVISION     SUBSIDIARIES OF    -GUARANTOR
                                               PARENT         LOL FEED        SUBSIDIARIES    CONSOLIDATED
                                            ------------   ---------------    ------------    ------------
                                                        ($ IN THOUSANDS)

Net sales ..............................     $ 606,550          $ 65,623          $29,998     $ 702,171
Cost of sales ..........................       542,612            57,319           27,483       627,414
Selling and administration .............        46,648             4,926            1,485        53,059
                                             ---------          --------          -------     ---------
Earnings from operations ...............        17,290             3,378            1,030        21,698
Interest (income) expense, net .........        (1,106)              881              669           444
Equity in earnings of affiliated
 companies .............................        (1,081)             (329)            --          (1,410)

Minority interest in (loss) earnings
of subsidiaries ........................            (1)              240              206           445
                                             ---------          --------          -------     ---------

Earnings before income taxes ...........        19,478             2,586              155        22,219
Income tax expense .....................         2,725              --                112         2,837
                                             ---------          --------          -------     ---------
Net earnings ...........................     $  16,753          $  2,586          $    43     $  19,382
                                             =========          ========          =======     =========

                           LAND O'LAKES FEED DIVISION

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                     LAND        WHOLLY OWNED
                                                 O'LAKES FEED    SUBSIDIARIES
                                                   DIVISION           OF        NON-GUARANTOR
                                                    PARENT         LOL FEED      SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ------------    ------------   -------------  ------------  ------------
                                                                        ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .................................    $ 16,753      $  2,586          $    43      $  --        $ 19,382
  Adjustments to reconcile net earnings
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization ..............       8,290           565              322         --           9,177
    Bad debt recovery ..........................         (14)         --               --           --             (14)
    Decrease (increase) in other assets ........       2,086        (1,833)             850         --           1,103
    (Decrease) increase in other liabilities ...      (9,407)       (2,124)           2,827        1,034        (7,670)
    Equity in earnings of affiliated
      companies ................................      (1,081)         (329)            --           --          (1,410)
    Minority interest ..........................          (1)          240              206         --             445
  Changes in current assets and liabilities,
    net of acquisitions and
    divestitures:
    Receivables ................................     (11,718)       (9,157)          (1,572)       7,966       (14,481)
    Inventories ................................       7,599        (6,920)            (119)        --             560
    Other current assets .......................       1,095          (156)             (54)        --             885
    Accounts payable ...........................     (10,756)       11,585           (1,482)      (2,067)       (2,720)
    Accrued expenses ...........................       4,443        (5,944)             (29)        --          (1,530)
    Other current liabilities ..................       4,598          --               --           --           4,598
                                                    --------      --------          -------      -------      --------
  Net cash provided (used) by operating
    activities .................................      11,887       (11,487)             992        6,933         8,325

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment ..................................     (10,565)       (2,076)            (463)        --         (13,104)
  Acquisition of investments, net of cash
    acquired ...................................      (2,522)         --               --           --          (2,522)
  Proceeds from sale of property, plant and
    equipment ..................................         211            44             --           --             255
                                                    --------      --------          -------      -------      --------
  Net cash used by investing activities ........     (12,876)       (2,032)            (463)        --         (15,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt .......         722         4,652             (274)        --           5,100
  Net investments and advances by
    Land O'Lakes, Inc. .........................      (7,066)        7,203           (1,597)      (6,933)       (8,393)
                                                    --------      --------          -------      -------      --------
  Net cash (used) provided by financing
    activities .................................      (6,344)       11,855           (1,871)      (6,993)       (3,293)
                                                    --------      --------          -------      -------      --------
  Net decrease in cash and short-term
    investments ................................      (7,333)       (1,664)          (1,342)        --         (10,339)

Cash and short-term investments at
  beginning of period ..........................       5,376         9,213            1,739         --          16,328
                                                    --------      --------          -------      -------      --------
Cash and short-term investments at end of
  period .......................................    $ (1,957)     $  7,549          $   397      $  --        $  5,989
                                                    ========      ========          =======      =======      ========